Form 10-Q
period 2018-05-31
Leader Hill Corp
filed 2018-08-10
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-223712

LEADER HILL CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	37- 1867536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luohu,

Shenzhen 518000 China.

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (+86) 18665342668

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, $.001 par value	4,325,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	May 31, 2018	November 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,355	-
Subscription receivable	-	4,000
Accounts receivable	-	8,000
Total current assets	4,355	12,000

Non-current assets
Plant and equipment, net	1,846	2,051
Total non-current assets	1,846	2,051

TOTAL ASSETS	$6,201	$14,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Loan from director	26,826	3,660
Accrued expenses	-	23,000
Deferred revenue	$2,800	$-
Total current liabilities	29,626	26,660

TOTAL LIABILITIES	$29,626	$26,660

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding as of November 30, 2017, respectively	4,000	4,000
Accumulated other comprehensive loss	(443)	-
Accumulated deficit	(26,982)	(16,609)

TOTAL STOCKHOLDERS’ EQUITY	$(23,425)	$(12,609)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,201	$14,051

See accompanying notes to the condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the six months ended May 31, 2018	For the three months ended May 31, 2018

REVENUE	-	-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES	(10,373)	(9,649)

LOSS FROM OPERATIONS	(10,373)	(9,649)

LOSS BEFORE INCOME TAX	(10,373)	(9,649)

NET LOSS	$(10,373)	$(9,649)
Other comprehensive loss
- Foreign currency translation loss	(443)	(39)

COMPREHENSIVE LOSS	(10,817)	(6,889)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	4,000,000	-

See accompanying notes to the condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended May 31, 2018	From August 21, 2017 (Date of Inception) to November 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,373)	$(16,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	205	-
Changes in operating assets and liabilities:
Accounts receivables	8,000	(8,000)
Accrued expenses	(23,000)	23,000
Loan from director	23,166	3,660
Deferred revenue	2,800	-

Net cash provided by (used in) operating activities	$798	$(2,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$-	$(2,051)

Net cash used in investing activities	$-	$(2,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	$-	$4,000
Subscription receivable	4,000	(4,000)
Net cash provided by financing activities	$4,000	$-

Effect of exchange rate changes on cash and cash equivalents	$(443)	$-

Net increase (decrease) in cash and cash equivalents	$4,355	$-
Cash and cash equivalents, beginning of period		-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,355	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

LEADER HILL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the SIX MONTH ended MAY 31, 2018 (unaudited) and november 31, 2017

(audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Leader Hill Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on August 21, 2017.

We, Leader Hill Corporation (“the Company”), are an early stage business consulting company that intends to assist start-up to midsize companies in the East Asia region, with a focus on mainland China and Hong Kong, to operate their businesses more cost effectively through our multifaceted consulting services.

The Company’s executive office is located at Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luohu, Shenzhen 518000 China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements for Leader Hill Corporation for the period from December 1, 2017 to May 31, 2018 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Revenue from services

Revenue and expenses are deferred until the performance obligation is complete and collectability of the consideration is probable. For service contracts where the performance obligation is not completed, deferred costs of revenue are recorded as incurred and deferred revenue is recorded for any payments received on such yet to be completed performance obligations. On an ongoing basis, management monitors these contracts for profitability and when needed may record a liability if a determination is made that costs will exceed revenue.

General and administrative expenses

From December 1, 2017 to May 31, 2018, we had general and administrative expenses in the amount $10,373, which was primarily legal and professional charge, audit fee, taxation service fee, travelling and accommodation expenses, web expenses and depreciation.

From March 1, 2018 to May 31, 2018 , we have had general and administrative expenses in the amount of $724, which was primarily company incorporation fees, audit fee, travelling and accommodation expenses, entertainment expenses and professional fees.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Our cash and cash equivalents is $4,355 as of May 31, 2018. Our cash and cash equivalents is nil as of November 30, 2017.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Deferred Costs of Revenue

For service contracts where the performance obligation is not completed, deferred costs of revenue are recoded for any costs incurred in advance of the performance obligation.

Deferred revenue and deferred costs of revenue at May 31, 2018 and November 30, 2017 are classified as current assets or current liabilities and totaled:

	As of May 31, 2018	As of November 30, 2017
	(Unaudited)
Deferred revenue	$2,800	$-
Deferred costs of revenue	-	-

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Our accounts receivable is nil and $ 8,000 as of May 31, 2018 and November 30, 2017, respectively. The accounts receivable of $8,000 was collected in January 17, 2018. The allowance of any uncollectible accounts at May 31, 2018 and November 30, 2017 was nil.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Estimated useful life
Office equipment	5 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation, classified as operating expenses, was $0 and $205  from inception to November 30, 2017 and from December 1, 2017 to May 31, 2018, respectively.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: receivables and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, provide certain footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. We adopted ASU 2014-15 as of December 31, 2016, but it did not impact our financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2018, the Company suffered an accumulated deficit of $26,982 and continuously incurred a net operating loss of $10,373 for the six months ended May 31, 2018. From December 1, 2017 to May 31, 2018, the Company borrowed $26,826 from our director for the reporting period.

While the Company is attempting to generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

4. AMOUNT DUE TO A DIRECTOR

As of November 30, 2017, the sole director of the Company advanced $3,660 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of May 31, 2018, the sole director of the Company advanced $26,826 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Currently, our office is provided by our director, Seah Chia Yee, without charge.

Our director, Seah Chia Yee, has not been compensated for the services.

5. SUBSCRIPTION RECEIVABLE

On August 21, 2017 our sole officer and director, Seah Chia Yee, purchased 4,000,000 shares of restricted common stock at a purchase price of $0.001 (par value) per share.

The cash proceed which amounts to $4,000 has not yet received as of November 30, 2017 and hence treated as subscription receivable. As of May 31, 2018, the Company has received all subscription receivable.

We have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share (“Common Stock”). We have 4,000,000 shares of Common Stock issued and outstanding.

6. Property and Equipment, net

	As of May 31, 2018	From August 21, 2017 (Date of inception) to November 30, 2017
	(unaudited)
Office equipment	$2,051	$2,051
	2,051	2,051

Less: Accumulated depreciation	(205)	-
Total	$1,847	$2,051

Depreciation, classified as operating expenses, was $0 and $205  from inception to November 30, 2017 and from December 1, 2017 to May 31, 2018, respectively.

8. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

Major customers

From December 1, 2017 to May 31, 2018, there was no customer in our company.

From August 21, 2017 to November 30, 2017, there was one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	From August 21, 2017 to November 30, 2017
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$8,000	100%	$8,000
Total	$8,000	100%	$8,000

9. Common Stock

We have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share (“Common Stock”). We have 4,000,000 shares of Common Stock issued and outstanding. Through this offering we will register a total of 4,400,000 shares.

As of the six month ended May 31, 2018, our President, Seah Chia Yee, owns and controls 100% of the voting power of our outstanding capital stock. After the offering, assuming all of the shares that are being registered herein on behalf of Seah Chia Yee and the Company our sold, Mr. Seah will own and control 45% of our common stock.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after May 31, 2018 up through the date the Company issued the audited financial statements.

In July, the company has issued 325,000 shares of common stock in the initial public offering at a price of $0.04 per share and received $13,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended November 30, 2017 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations. “These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.2, dated June 15, 2018, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

We, Leader Hill Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on August 21, 2017.

The Company’s executive office is located at Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luohu, Shenzhen 518000 China.

We, Leader Hill Corporation (“the Company”), are an early stage business consulting company that intends to assist start-up to midsize companies in the East Asia region, with a focus on mainland China and Hong Kong, to operate their businesses more cost effectively through our multifaceted consulting services. Additionally, it should be noted that the Company has not yet generated any revenue, and we currently operate at a net loss.

Results of Operation

For the three months ended and six months ended May 31, 2018

Our cash and cash equivalents balance is $4,355 as of May 31, 2018. Our cash balance is sufficient to fund our operations for a period of time.

Revenues

For the three months ended May 31, 2018, the Company generated revenue in the amount of $0. For the six months ended May 31, 2018, the Company generated revenues in the amount of $0. Our gross profits the three months ended May 31, 2018, were $0 while for the six months ended May 31, 2018, were $0. We believe that in order to attract more customers in the future we must increase our marketing efforts and or develop new services.

General and administrative expenses

For the three months ended February 28, 2018, we have had general and administrative expenses in the amount of $9, 649. For the Six months ended May 31, 2018, we have had general and administrative expenses in the amount of $10,373. These expenses are comprised of legal and professional charges of $8,000, taxation service fee $1,000, travelling and accommodation expenses $489, entertainment fee 442, web expenses $207, depreciation $ 205 and bank charge $31 for the six months ended May 31, 2018.

Net loss

Our net loss for the three month ended May 31, 2018 were $9,649 while our net loss for six months ended May 31, 2018, was $10,373. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash provided used in operating activities was $798 for the six months ended May 31, 2018 as compared to net cash used in operating activities of $2,051 from August 21, 2017 to November 30, 2017. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities is nil for the six months ended May 31, 2018 as compared to net cash used in investing activities of $2,051 from August 21, 2017 to November 30, 2017. The cash used in investing activities was mainly for payment of purchase of property, plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $ 4,000 and nil for the six months ended May 31, 2018 and from August 21, 2017 (Date of Inception) to November 30, 2017. The cash provided by financing activities was contributed from the subscription receivable.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of May 31, 2018.

Contractual Obligations

As of May 31, 2018, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending May 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a) / 15(d)-14(a) Certification of principal executive officer and principal financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER HILL CORPORATION
(Name of Registrant)

Date: August 10, 2018

	By:	/s/ Seah Chia Yee
	Name:	Seah Chia Yee
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

