Form 10-Q
period 2018-08-31
Leader Hill Corp
filed 2018-10-23
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2018

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2018
Common Stock, $.001 par value	4,825,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	August 31, 2018	November 30, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$41,976	-
Subscription receivable	-	4,000
Accounts receivable	-	8,000
Prepayment	40,100	-
Total current assets	82,076	12,000

Non-current assets
Plant and equipment, net	2,401	2,051
Total non-current assets	2,401	2,051

TOTAL ASSETS	$84,477	$14,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Loan from director	33,598	3,660
Accrued expenses	3,200	23,000
Deferred revenue	$46,600	$-
Total current liabilities	83,398	26,660

TOTAL LIABILITIES	$83,398	$26,660

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 and 4,000,000 shares issued and outstanding as of August 31, 2018 and November 30, 2017, respectively	4,825	4,000
Additional paid-in capital	32,175	-
Accumulated other comprehensive loss	(1,469)	-
Accumulated deficit	(34,452)	(16,609)

TOTAL STOCKHOLDERS’ DEFICIT	$(1,079)	$(12,609)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$84,477	$14,051

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended August 31,		For the nine months ended August 31,
	2018	2017	2018	2017

REVENUE	10,000	-	10,000	-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	10,000	-	10,000	-

OPERATING EXPENSES	(17,471)	(1,074)	(27,844)	(1,074)

LOSS FROM OPERATIONS	(7,471)	(1,074)	(17,844)	(1,074)

Interest expense	-	-	-	-

LOSS BEFORE INCOME TAX	(7,471)	(14,144)	(17,844)	(1,074)

Other income/(expense):	-	-	1

Income tax expense	-	-	-	-

NET LOSS	(7,471)	(1,074)	(17,843)	(1,074)

Other comprehensive loss
Foreign currency translation gain	1,026	-	1,469	-

COMPREHENSIVE LOSS	(6,445)	-	(16,374)	-

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	4,394,019	4,000,000	4,132,299	4,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended August 31, 2018	From August 21, 2017 (Date of Inception) to August 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,843)	$(1,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	308	-
Changes in operating assets and liabilities:
Accounts receivables	8,000	-
Prepayment	(40,100)	-
Accrued expenses	(19,800)	-
Loan from director	29,938	1,074
Deferred revenue	$46,600	$-

Net cash provided by operating activities	$7,103	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	$(658)	$-

Net cash used in investing activities	$(658)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	$33,000	$4,000
Subscription receivable	4,000	(4,000)

Net cash provided by financing activities	$37,000	$-

Effect of exchange rate changes on cash and cash equivalents	$(1,469)	$-

Net increase (decrease) in cash and cash equivalents	$41,976	$-
Cash and cash equivalents, beginning of period	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,976	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the NINE MONTHS ended AUGUST 31, 2018 (unaudited) and november 31, 2017

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

The Company’s executive office is located at Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luohu, Shenzhen 518000 China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements for Leader Hill Corporation for the period from December 1, 2017 to August 31, 2018 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end.

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

General and administrative expenses

From December 1, 2017 to August 31, 2018, we had general and administrative expenses in the amount $27,844, which was primarily legal and professional charge, audit fee, taxation service fee, travelling and accommodation expenses, company secretary fee, Edgar filing fee, web expenses and depreciation.

From June 1, 2018 to August 31, 2018, we have had general and administrative expenses in the amount of $17,471, which was primarily legal and professional charge, audit fee, taxation service fee, travelling and accommodation expenses, company secretary fee, Edgar filing fee, web expenses and depreciation.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Our cash and cash equivalents is $41,976 as of August 31, 2018. Our cash and cash equivalents is nil as of November 30, 2017.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Deferred revenue at August 31, 2018 and November 30, 2017 are classified as current liabilities and totaled:

	As of August 31, 2018	As of November 30, 2017
	(Unaudited)
Deferred revenue	$46,600	$-

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

Our accounts receivable is nil and $8,000 as of August 31, 2018 and November 30, 2017, respectively. The accounts receivable of $8,000 was collected in January 17, 2018. The allowance of any uncollectible accounts at August 31, 2018 and November 30, 2017 was nil.

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

Depreciation, classified as operating expenses, was $0 and $308 from inception to November 30, 2017 and from December 1, 2017 to August 31, 2018, respectively.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We will adopt the new standard effective December 1, 2018, using the modified retrospective transition method.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” (“ASU 2014-10”). ASU 2014-10 removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt ASU 2014-10 effective with this registration statement on Form S-1 and its adoption resulted in the removal of previously required development stage disclosures.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. We are still evaluating the effect that this guidance will have on our financial statements and related disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2018, the Company suffered an accumulated deficit of $34,452 and continuously incurred a net operating loss of $17,843 for the nine months ended August 31, 2018. From December 1, 2017 to August 31, 2018, the Company borrowed $33,598 from our director for the reporting period.

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

As of August 31, 2018, the sole director of the Company advanced $33,598 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

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

We have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share (“Common Stock”). We have 4,825,000 and 4,000,000 shares of Common Stock issued and outstanding as of August 31, 2018 and November 30, 2017, respectively. As of August 31, 2018, the Company has received all subscription receivable.

6. Prepayment

As of August 31, 2018, the balance $40,100 represented an outstanding prepaid service fee. There were no prepayment as of November 30, 2017.

7. Property and Equipment, net

	As of August 31, 2018	From August 21, 2017 (Date of inception) to November 30, 2017
	(unaudited)
Office equipment	$2,051	$2,051
	2,051	2,051

Less: Accumulated depreciation	(308)	-
Total	$1,743	$2,051

Depreciation, classified as operating expenses, was $0 and $308 from inception to November 30, 2017 and from December 1, 2017 to August 31, 2018, respectively.

8. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

Major Customers

For the three months ended August 31, 2018, the customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balance at period-end are presented as follows:

	For the three months ended August 31, 2018
	Revenue	Percentage of Revenue	Accounts receivable
Customer B	$10,000	100%	$-

Total	$10,000	100%	$-

There was no customer for the company from August 21, 2017 (Date of Inception) to August 31, 2017.

For the nine months ended August 31, 2018, the customers who accounted for 10% or more of the Company’s revenue and the accounts receivable balances at period-end are presented as follows:

	For the three months ended August 31, 2018
	Revenue	Percentage of Revenue	Accounts receivable
Customer B	$10,000	100%	$-

Total	$10,000	100%	$-

There was no customer for the company from August 21, 2017 (Date of Inception) to August 31, 2017.

From August 21, 2017 (Date of Inception) to November 30, 2017, there was one customer who accounted for 100% of the company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	From August 21, 2017 to November 30, 2017
	Revenue	Percentage of Revenue	Accounts receivable
Customer A	$8,000	100%	$8,000

Total	$8,000	100%	$8,000

Major Vendors

For the three and nine months ended August 31, 2018, there was no vendor for our company

There was no customer for the company from August 21, 2017 (Date of Inception) to August 31, 2017.

9. Common Stock

On August 21, 2017, the Company issued 4,000,000 shares of restricted common stock, each with a par value of $0.001 per share, to Mr. Seah for initial working capital of $4,000.

From June 1, 2018 to August 31, 2018, the Company sold a total of 825,000 initial public offering shares to 33 shareholders, all of which reside in China, Hong Kong and Malaysia, at a price of $0.04 per share. The total proceeds to the Company amounted to a total of $33,000. The proceeds will be used as working capital.

As of August 31, 2018, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share (“Common Stock”). We have 4,825,000 shares of Common Stock issued and outstanding on the August 31, 2018.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after August 31, 2018 up through the date the Company issued the audited financial statements.

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

Results of Operation

For the three months ended and nine months ended August 31, 2018

Our cash and cash equivalents balance is $41,976 as of August 31, 2018. Our cash balance is sufficient to fund our operations for a period of time.

Revenues

For the three months ended August 31, 2018, the Company generated revenue in the amount of $10,000. For the nine months ended August 31, 2018, the Company generated revenues in the amount of $10,000. Our gross profits the three months ended August 31, 2018, were $10,000 while for the nine months ended August 31, 2018, were $10,000. We believe that in order to attract more customers in the future we must increase our marketing efforts and or develop new services.

General and administrative expenses

For the three months ended August 31, 2018, we have had general and administrative expenses in the amount of $17,471. For the Nine months ended August 31, 2018, we have had general and administrative expenses in the amount of $27,844. These expenses are comprised of legal and professional fee of ($14,082), audit fee ($6,400), Sec filing fee ($3,500), taxation service fee ($1,000), travelling and accommodation expenses ($841), company secretary fee ($759), entertainment fee ($582), depreciation ($308), web expenses ($207), and bank charge ($165) for the nine months ended August 31, 2018.

Net loss

Our net loss for the three-month ended August 31, 2018 were $6,445 while our net loss for nine months ended August 31, 2018, was $16,374. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash provided used in operating activities was $7,103 for the nine months ended August 31, 2018 as compared to net cash used in operating activities of nil from August 21, 2017 (Date of Inception) to August 31, 2017. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used in Investing Activities

Net cash used in investing activities was $658 for the nine months ended August 31, 2018 as compared to net cash used in investing activities of nil from August 21, 2017 (Date of Inception) to August 31, 2017. The cash used in investing activities was mainly for of the purchase of office equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities were $37,000 and nil for the nine months ended August 31, 2018 and from August 21, 2017 (Date of Inception) to August 31, 2017. The cash provided by financing activities was contributed from the subscription receivable and initial public offering.

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

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of August 31, 2018.

Contractual Obligations

As of August 31, 2018, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending August 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 22, 2018

	By:	/s/ Seah Chia Yee
	Name:	Seah Chia Yee
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

