Form 10-K
period 2018-11-30
Leader Hill Corp
filed 2019-02-28
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended November 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-223712

LEADER HILL CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	37-1867536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luohu,

Shenzhen 518000 China.

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code

(+86) 18665342668

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2019
Common Stock, $0.001 par value	4,825,000

Leader Hill Corporation

FORM 10-K

For the Fiscal Year Ended November 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to:

●	The “Company,” “we,” “us,” or “our,” “Leader Hill” are references to Leader Hill Corporation., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

Leader Hill Corporation., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on August 21, 2017.

On August 21, 2017 Seah Chia Yee was appointed President, Secretary, and Treasurer, and Director to the Company. He presently is our sole officer and director.

On August 21, 2017 our sole officer and director, Seah Chia Yee, purchased 4,000,000 shares of restricted common stock at a purchase price of $0.001 (par value) per share. Payment for the shares was made on March 14, 2018 and March 15, 2018. The proceeds from the sale will go directly to the Company to be used for working capital.

In regards to all of the above transaction we claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sale of the stock since the sale of the stock were made to non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Overview

Leader Hill Corporation is headquartered in Shenzhen, China and primarily operates in the industry of business consulting. At present, the only service that has been provided by the Company thus far, has been the research and creation of a ‘feasibility report’. All other additional services are prospective, and have not, as of this point in time, been performed for any clients yet. We believe that we have the capacity to offer any of the below services immediately upon securing an agreement with a client. We assist, and plan to continue to assist, start-up to mid-size companies in the East Asia region, with a focus on mainland China and Hong Kong. Our core services are divided into four categories: company formation, corporate secretarial and administration, accounting and bookkeeping, and general business consulting services.

Company Formation

Leader Hill Corporation plans to assist clients with company incorporation and domestication services globally through the expertise of our current management. The Company plans to assist clients with identifying the optimum corporate jurisdiction, in the Company’s opinion, for the client’s incorporation by identifying what, per the Company’s belief, is the optimum corporate structure to legally protect their assets and gain access to worldwide markets, while also legally minimizing local and international taxation. The process of incorporating a company on behalf of a client depends on the jurisdiction in which the company intends to operate in as well as a variety of other factors. Leader Hill’s team plans to discuss, with each client the tax and legal implications per select jurisdictions along with the process involved in incorporating their company. Leader Hill will spend time to ensure client’s onshore or offshore structure provides the following benefits:

a.	Company incorporation in a politically stable jurisdiction;

b.	Minimization of international tax liabilities;

c.	Minimal statutory filling obligations;

d.	Registration of a company offshore offers unrestricted flow of capital and transfer of assets globally;

e.	Limited liability for company directors;

f.	A corporate bank account with an international retail or private bank;

g.	Low share capital requirement;

h.	Company formation in jurisdiction with professional reputation such as Singapore and Hong Kong (since they are not considered tax havens);

i.	To hold directors/shareholders meetings anywhere in the world;

j.	Efficient requirements for audit and maintaining accounting records.

Corporate Secretarial Services

We plan to provide corporate secretarial services to our new and existing clients. Clients may need to appoint a Company Secretary to maintain organization and ensure that the Company is following appropriate procedures. We plan to offer assistance with general corporate filings, managing corporate changes, and retrieval of any official corporate documents.

Our secretarial services may include, but are not strictly limited to:

a.	Managing board meetings and circulating briefing documents;

b.	Preparing and managing data rooms for due diligence purposes;

c.	Ensuring all statutory returns and fees are submitted;

d.	Drafting corporate documents and agreements;

e.	Managing the changes in the management such as resignation(s), removal and appointment of directors;

f.	Managing share transfers and new share issuances by the Company.

Accounting and Bookkeeping

We plan to provide accounting and bookkeeping services to update and maintain accounting records, including those which calculate expenditures, receipts, accounts payable and receivable, and profit and loss. We plan to utilize single-entry and double-entry bookkeeping (two common bookkeeping methods) and will ask each client for their preference in regards to which method they prefer. We will make sure that all business and financial transactions are recorded in the correct book, from journal entries, general ledger up to the trial balance stage. From these, we will then prepare a balance sheet, profit and loss statement, changes in equity and other miscellaneous figures based on the specifications provided by each client. We will also provide monthly or quarterly financial reports to make sure our clients understand the financial status of their business. Leader Hill Capital plans to provide the following services:

a.	Computerized bookkeeping;

b.	Reconciling the bank balance monthly with the bank statements;

c.	Periodic financial statements and reports for all purposes;

d.	Preparing budgets and producing reports monitoring actual performance against budget;

e.	Compliance with statutory filing deadlines;

f.	Logistical support on bank and cash, sales and debtors, purchases, and creditors functions.

General Business Consulting

We also intend to provide general business consulting services. These services include, but are not limited to, assistance with the preparation of written business plans and advisory services relating to mergers and acquisitions (M&A) of future clients. We will also assist with the creation of personalized strategies for business development, and we will also provide due diligence with strategic and operational analysis to help our clients make a more informed business decision. Alongside the M&A process, we will assist our clients with developing financial models, overseeing the valuation process and will ensure that the financials of the potential acquisition target are prepared to be audited.

Our current revenues generated thus far have solely been attributed to a feasibility report we have provided to a client. The feasibility reports we offer are an opinionated report whereas we discuss the particulars of a client’s company as well as their goals. We then provide an analysis, based upon our own research, as to the industry in which the client operates, an operational model that can help the client company achieve its goals, assist with the valuation of the entity, and provide analysis of prevailing market trends that are pertinent to the client company’s operations, amongst other criteria that can vary on a case by case basis. Our feasibility report can assist a client with multileveled strategies to progress their business(es), which may also include general information about the process of going public. We base our opinions off of industry research and factual sources, although we stipulate that all of our clients should supplement our report with their own research and analysis.

Need for Our Services

Leader Hill provides corporate support services, on a cost-effective, outsource basis, to start-up companies in the East Asia region, with a focus on mainland China and Hong Kong. We will help our clients remain competitive in their industries and ease their corporate burdens through our multi-faceted business consulting services. We anticipate a growing need of our business in East Asia because of the cost-effectiveness of our services. In today’s complex corporate landscape there is an increasing need for enterprises, in all industries, to maximize their performance and profitability through means that are as cost effective as possible. We believe that our sole officer and director’s business experience and our competitive fees will provide us with a competitive advantage.

Marketing Plan

We expect to increase our marketing efforts through our President’s personal networks and industry association channels which have not, at this point in time, been fully identified. Additionally, we intend to bolster our professional reputation and image by showcasing our knowledge and industry expertise via marketing campaigns through various forms of media. We have undefined plans to initially market our services through webinars, the creation of a wide variety of white papers, newsletters, books, and other information offerings. Furthermore, we plan to begin a social media campaign utilizing blogs, twitter, Facebook, and LinkedIn. A targeted campaign is intended to be made to focus on start-ups and small to mid-size businesses in various industries.

Competition

The business consulting industry is very competitive and fragmented in the market niche in which our Company operates. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources than we possess. Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of similar specialties, which range from giant national companies headquartered on Hong Kong and Shenzhen, China to affiliates of some of the largest accounting firms, business consulting firms in East Asia.

We believe that existing and new competitors will continue to improve their services and introduce new services with competitive pricing and performance characteristics. In periods of reduced demand for our services, we can either choose to maintain market share by reducing our prices to meet competition or maintain prices, which would likely sacrifice market share. Sales and overall profitability could be reduced in either case.

Future Plans

Our future plans include expanding the appeal of our services to the East Asia market, although we do not have any distinct timeline in which we will begin conducting these plans save for the fact that we plan to hire more employees to support our operations. To achieve this we will continue to progress our marketing campaign through social media and we plan to hire new employees to support increased online interaction with potential customers. We also plan to advertise online through advertisements that a user may be able to click on to learn more about us and/or our products. We believe we will need to hire an additional 4-5 employees to implement the aforementioned plan to increase our marketing presence. In the future we will continuously evaluate the possibility of expanding our service offerings to meet the needs of potential new clients and offer an expanded range of services to any potential clients we may consummate agreements with in the future.

For the remainder of the fiscal year the Company has plans to promote its services through existing contacts and via in person conferences where the Company may be able to interact with and meet with potential new clients. The Company is actively, and for the remainder of the fiscal year, will be researching upcoming business conferences that it may be able to attend to promote its services.

In addition to the above the Company is also actively, and will continue the rest of the year, to focus on the creation of a Company website to detail the services the Company offers. The Company believes this will increase exposure to potential new clients. Currently, the website is in development, and may undergo further changes, but can be found at the web address: www.leaderhill.com.

Employees

As of November 30, 2018, we have one employee, our President, Seah Chia Yee. Currently, Mr. Seah has the flexibility to work on our business up to 30 hours per week, but is prepared to devote more time if necessary. The Company intends to employ 10 employees by the end of 2018, with 3 employees designated to management and administration, 1 employee to marketing, and 6 professionals to providing corporate consulting and support services. It is the intention of the Company to focus on hiring employees who hold relevant professional degrees and above average Mandarin proficiency.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our employee, Officer and/or Director.

Government Regulation

Leader Hill solely provides business consulting services. There are no requirements for us to obtain any licenses that we are aware of except possibly business registration licenses in jurisdictions we may intend to operate in.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive office is located at Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luo Hu, Shenzhen 518000 China.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, we know of no material pending legal proceedings against to which we or any of our subsidiaries is a party or of which any of our property is the subject. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. From time to time, we may be subject to various claims, legal actions and regulatory proceedings arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of November 30, 2018, we had 4,825,000 shares of our Common Stock par value, $0.001 issued and outstanding. There were 34 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Transhare Corporation, with an address at 15500 Roosevelt Blvd, Suite 301, Clearwater, FL 33760.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

Leader Hill Corporation is headquartered in Shenzhen, China and primarily operates in the industry of business consulting. At present, the only service that has been provided by the Company thus far, has been the research and creation of a ‘feasibility report’. All other additional services are prospective, and have not, as of this point in time, been performed for any clients yet. We believe that we have the capacity to offer any of the below services immediately upon securing an agreement with a client. We assist, and plan to continue to assist, start-up to mid-size companies in the East Asia region, with a focus on mainland China and Hong Kong. Our core services are divided into four categories: company formation, corporate secretarial and administration, accounting and bookkeeping, and general business consulting services.

As of November 30, 2018, and 2017, our accumulated deficits were $47,082 and $16,609 respectively. Our stockholders’ deficit was $11,711 as of November 30, 2018 and stockholders’ deficit was $12,609 as of November 30, 2017. We have so far generated $10,000 in revenue for the fiscal year ended November 30, 2018. Our net losses were principally attributed to general and administrative expenses.

Results of Operations

For the year ended November 30, 2018 compared with the period from August 21,2017(date of inception) to November 30, 2017

Revenue

The Company generated revenue of $10,000 for the year ended November 30, 2018 as compared to revenue of $8,000 from August 21,2017(date of inception) to November 30, 2017. The revenue mainly derived from performing of consulting services.

General and Administrative Expenses

General and administrative expenses for the year ended November 30, 2018 amounted to $40,474 as compared to $24,609 from August 21,2017(date of inception) to November 30, 2017, an increase of $15,865. The expenses for the year ended November 30, 2018 were primarily consisted of legal and professional fees, travelling and accommodation, audit fee, taxation service fee, Edgar filing fee and stock storage and registrant fee. From August 21,2017(date of inception) to November 30, 2017, all general and administrative expenses were mainly related to incorporation expenses, legal and professional fees, entertainment expenses, travelling and accommodation expenses.

Net Loss

The net loss for the year was $30,473 for the year ended November 30, 2018 as compared to $16,609 from August 21,2017(date of inception) to November 30, 2017, an increase of $13,864. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in/(Provided by) Operating Activities

Net cash used in operating activities for the year ended November 30, 2018 was $9,952 as compared to net cash provided by operating activities of $2,051 from August 21,2017(date of inception) to November 30, 2017. The net cash used in operating activities for the year ended November 30, 2018 were mainly for legal and professional fees, travelling and accommodation, audit fee, taxation service fee, Edgar filing fee and stock storage and registrant fee. From August 21,2017(date of inception) to November 30, 2017, the net cash provided by operating activities were related to incorporation expenses, legal and professional fees, entertainment expenses, travelling and accommodation expenses.

Cash Used In investing activities

Net cash used in investing activities for the year ended November 30, 2018 and for the period from August 21,2017(date of inception) to 2017 was $658 and $2,051, respectively. The net cash used in investing activities for the year ended November 30, 2018 were related to purchase of property, plant and equipment.

Cash Provided by Financing Activities

On August 21, 2017 our sole officer and director, Seah Chia Yee, purchased 4,000,000 shares of restricted common stock at a purchase price of $0.001 (par value) per share. Payment for the shares was made on March 14, 2018 and March 15, 2018. The proceeds from the sale will go (have gone) directly to the Company to be used for working capital.

From June 1, 2018 to August 31, 2018, the Company sold a total of 825,000 initial public offering shares to 33 shareholders, all of which reside in China, Hong Kong and Malaysia, at a price of $0.04 per share. The total proceeds to the Company amounted to a total of $33,000. The proceeds will be used as working capital.

As of November 30, 2018, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share (“Common Stock”). We have 4,825,000 shares of Common Stock issued and outstanding on the November 30, 2018.

In regards to all of the above transaction we claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sale of the stock since the sale of the stock were made to non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Net cash provided by financing activities for the year ended November 30, 2018 was $37,000 as compared to nil for the period from August 21, 2017(date of inception) to November 30, 2017. The net cash provided by financing activities for the year ended November 30, 2018 were mainly attributed from proceeds from private placements and public offerings.

Critical Accounting Policies and Estimates

Basis of presentation

The financial statements for Leader Hill Corporation for the year ended November 30, 2018 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) The Company has adopted November 30 as its fiscal year end.

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

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there were no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

Revenue from supplies of consulting services is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the services are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sales return for the period reported.

The Company derives its revenue from direct sales to individuals and business companies. Generally, the Company recognizes revenue when services are sold and accepted by the customers and there are no continuing obligations to the customer.

There are $10,000 and $8,000 sales revenue for the year ended November 30, 2018 and for the period from August 21, 2017(date of inception) to November 30, 2017, respectively. From November 30, 2017 to November 30, 2018, the company has one client.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Our cash and cash equivalents are $24,761 and nil as of November 30, 2018 and November 30, 2017, respectively.

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

As of November 30, 2018 and 2017, the company had accounts receivable of nil and $8,000, respectively.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Estimated useful life	Residual Value as of November 30, 2018	Residual Value as of November 30, 2017

Office equipment	5 years	$2,266	$2,051

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation and amortization expense, classified as operating expenses, was $0 and $443 for the period from August 21, 2017(date of inception) to November 30, November 30, 2017 and November 30, 2018, respectively.

Subscription receivables

For the year ended November 30, 2018, the company issued 825,000 shares of common stock at $0.04 per share for cash of $33,000 with no subscription receivable.

On August 21, 2017 our sole officer and director, Seah Chia Yee, purchased 4,000,000 shares of restricted common stock at a purchase price of $0.001 (par value) per share.

The cash proceed which amounts to $4,000 has not yet received as of November 30, 2017 and hence treated as subscription receivable.

The company has received subscription receivable of total $4,000 from it is sole director on March 14, 2018 and March 15, 2018.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Net income/ (loss) per share

The Company calculates net income/ (loss) per share in accordance with ASC Topic 260 “Earnings per share”. Basic income/ (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic income/ (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of November 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of November 30, 2018.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at June 30, 2017, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

3.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2018.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information regarding the officers and directors of the Company, who will continue to serve as officers and directors of the Company are provided below:

NAME	AGE	POSITION
Chia Yee Seah	29	President, Secretary, Treasurer, Director

Chia Yee Seah - President, Secretary, Treasurer, Director

In 2013, Mr. Seah graduated from the University Malaysia Sabah with a Bachelors degree in Mathematics and Economics. In January 2014, he started his career as a Senior Executive Officer at the Frontline department of Public Bank Berhad, a Malaysia-based commercial bank. He was responsible for the branch’s daily operations which included, but were not limited to, servicing automated teller machines (ATM’s), and assisting customers with general banking services such as deposits, withdrawals, wire transfers etc. Mr. Seah left this position in June 2014 and joined RHB Investment Bank Berhad, a Malaysia-based investment bank where he served as an equity dealer. His major responsibilities were to manage clients’ portfolios and maintain customer relationships while simultaneously holding responsibilities for creating trading strategies, processing option purchases, and discussing market conditions with other traders.

In July 2015, Mr. Seah joined Wealth-X, a New York-headquartered research firm. He was responsible for evaluating Ultra High Net Worth Individuals in various markets. His other substantial duties included financial reporting analyses, valuing businesses, and furthering positive client relationships. Since January 2016, he has worked as a General Manager at Falcon Financial Consulting Limited, a Shenzhen-based business consulting company. He primarily deals with corporate structuring, execution of capital investments, corporate finance and IPO related work.

In August 2017, Mr. Seah founded Leader Hill Corporation, and serves as our President, Secretary, Treasurer, and Director.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment,decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended November 30, 2018.

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our most recent fiscal year end.

Summary Compensation Table

Name and principal position (a)	Year ended November 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chia Yee Seah, Chief Executive Officer, President, Secretary, Treasurer, Director	2018	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

On August 2017, Mr. Chia Yee Seah was appointed as President, Secretary, Treasurer, and Director.

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 30, 2018, the Company has 4,825,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Chia Yee Seah, President, Chief Executive Officer, Secretary, Treasurer and Director.	4,000,000	82.90%	none	n/a	100%
5% Shareholders
	-	-	-	-	-

* Seah Chia Yee is our sole officer and director.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On August 21, 2017 Seah Chia Yee was appointed President, Secretary, and Treasurer, and Director to the Company. He presently is our sole officer and director.

On August 21, 2017 our sole officer and director, Seah Chia Yee, purchased 4,000,000 shares of restricted common stock at a purchase price of $0.001 (par value) per share. Payment for the shares was made on March 14, 2018 and March 15, 2018. The proceeds from the sale will go directly to the Company to be used for working capital.

From June 1, 2018 to August 31, 2018, the Company sold a total of 825,000 initial public offering shares to 33 shareholders, all of which reside in China, Hong Kong and Malaysia, at a price of $0.04 per share. The total proceeds to the Company amounted to a total of $33,000. The proceeds will be used as working capital.

As of November 30, 2018, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share (“Common Stock”). We have 4,825,000 shares of Common Stock issued and outstanding on the November 30, 2018.

In regards to all of the above transaction we claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sale of the stock since the sale of the stock were made to non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended November 30, 2018	From August 21, 2017 (Date of Inception) to November 30, 2017

Audit fees	$8,500	$9,500
Audit related fees	-	-
Tax fees	1,000	-
All other fees	-	-
Total	$9,500	$9,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of LEADER HILL COROPORATION and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1/A Amendment No.2 (File No. 333-223712) on June 15, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER HILL CORPORATION
(Name of Registrant)

Date: February 28, 2019	By:	/s/ Seah Chia Yee
	Title:	President, Secretary, Treasurer, Director

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of November 30, 2018 and 2017	F-3

Statement of Operations for the year ended November 30, 2018 and for the period from August 21, 2017 (Date of Inception) to November 30,2017	F-4

Statements of Stockholders’ Deficit for the year ended November 30, 2018 and for the period from August 21, 2017 (Date of Inception) to November 30, 2017	F-5

Statements of Cash Flows for the year ended November 30, 2018 and for the period from August 21, 2017 (Date of Inception) to November 30, 2017	F-6

Notes to Financial Statements	F-7 – F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Leader Hill Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Leader Hill Corporation (the ‘Company’) as of November 30, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended 2018 and for the period from August 21, 2017 (Date of Inception) to November 30,2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2017

Diamond Bar, California
February 28, 2019

Item 1. Financial statements

LEADER HILL CORPORATION

BALANCE SHEETS

AS OF NOVEMBER 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of November 30,
	2018	2017

ASSETS
Current assets
Cash and cash equivalents	24,761	-
Subscription receivable	$-	4,000
Accounts receivable	-	8,000
Prepayments	40,100	-
Total current assets	64,861	12,000

Non-current assets
Plant and equipment, net	2,266	2,051
Total non-current assets	2,266	2,051

TOTAL ASSETS	$67,127	$14,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Unearned revenue	5,600	-
Loan from directors	23,738	3,660
Accrued expenses and other payables	$49,500	$23,000
Total current liabilities	78,838	26,660

TOTAL LIABILITIES	$78,838	$26,660

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding as of November 30, 2018 and 2017, respectively	-	-
Common stock, $ 0.001 par value; 75,000,000 shares authorized, 4,825,000 and 4,000,000 shares issued and outstanding as of November 30, 2018 and 2017, respectively	4,825	4,000
Additional paid-in capital	32,175	-
Accumulated other comprehensive loss	(1,629)	-
Accumulated deficit	(47,082)	(16,609)

Total stockholders’ deficit	$(11,711)	$(12,609)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$67,127	$14,051

See accompanying notes to consolidated financial statements.

LEADER HILL CORPORATION

STATEMENT OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended November 30, 2018	From August 21, 2017 (Date of Inception) to November 30, 2017

Service revenue	$10,000	$8,000

Cost of revenue	-	-

Gross profit	10,000	8,000

Other income	1	-

Operating expenses:
Other operating expenses	(40,474)	(24,609)

Loss from operations	(30,473)	(16,609)

Interest expense	-	-

Loss before income tax	(30,473)	(16,609)

Income tax expense	-	-

Net loss	$(30,473)	$(16,609)

Other comprehensive (loss)/income:
- Foreign exchange adjustment loss	(1,629)	-

Net Comprehensive loss	$(32,102)	$(16,609)

Net loss per share- Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	4,305,836	4,000,000

See accompanying notes to consolidated financial statements.

LEADER HILL CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

AS OF NOVEMBER 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$:”), except for number of shares)

	COMMON STOCK			ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDER’S DEFICIT
Balance as of August 21, 2017	-	$-	-	$-	$-	$-

Issuance of share capital - founder’s shares	4,000,000	$4,000	$-	$-	$-	$4,000
Net loss	-	$-	$-	$-	$(16,609)	$(16,609)
Balance as of November 30, 2017	4,000,000	$4,000	$-	$-	$(16,609)	$(12,609)
Share issued for cash	825,000	$825	$32,175	$-	$-	$33,000
Other comprehensive loss	-	-	-	(1,629)	-	(1,629)
Net loss	-	-	-	-	(30,473)	(30,473)
Balance as of November 30, 2018	4,825,000	$4,825	$32,175	$(1,629)	$(47,082)	$(11,711)

See accompanying notes to consolidated financial statements

LEADER HILL CORPORATION

STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”)

	For the year ended November 30, 2018	From August 21, 2017 (Date of Inception) to November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,473)	$(16,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	443	-
Changes in operating assets and liabilities:
Prepayment, deposits and other receivables	(40,100)	-
Accounts receivable	8,000	(8,000)
Amount due to director	20,078	3,660
Other payables and accrued liabilities	26,500	23,000
Deferred revenue	5,600	-

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	$(9,952)	$2,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(658)	(2,051)

NET CASH UESED IN INVESTING ACTIVITIES	$(658)	$(2,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	33,000	4,000
Subscription receivables	4,000	(4,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$37,000	$-

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,390	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,629)	-

CASH AND CASH EQUIVALENTS:

Cash Balance, Beginning of year	$-	$-
Cash Balance, End of year	$24,761	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

LEADER HILL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS BACKGROUND

Leader Hill Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on August 21, 2017.

We, Leader Hill Corporation (“the Company”), are an early stage business consulting company that intends to assist start-up to mid size companies in the East Asia region, with a focus on mainland China and Hong Kong, to operate their businesses more cost effectively through our multifaceted consulting services.

The Company’s executive office is located at Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luohu, Shenzhen 518000 China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements for Leader Hill Corporation for the year ended November 30, 2018 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) The Company has adopted November 30 as its fiscal year end.

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

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there were no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue.

Revenue from supplies of consulting services is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the services are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sales return for the period reported.

The Company derives its revenue from direct sales to individuals and business companies. Generally, the Company recognizes revenue when services are sold and accepted by the customers and there are no continuing obligations to the customer.

There are $10,000 and $8,000 sales revenue for the year ended November 30, 2018 and for the period from August 21, 2017 (Date of Inception) to November 30, 2017, respectively. The sales revenue is related to company advisory fees to one client for the year ended November 30,2018. The sales revenue is related to a feasibility report furnished to one client from August 21, 2017 (Date of Inception) to November 30, 2017.

General and Administrative Expenses

General and administrative expenses for the year ended November 30, 2018 amounted to $40,474 as compared to $24,609 for the period from August 21, 2017 (Date of Inception) to November 30, 2017, an increase of $15,865. The expenses for the year ended November 30, 2018 were primarily consisted of legal and professional fees, travelling and accommodation, audit fee, taxation service fee, Edgar filing fee and stock storage and registrant fee. From August 21, 2017 (Date of Inception) to November 30, 2017, all general and administrative expenses were mainly related to incorporation fees, audit fee, travelling and accommodation expenses, entertainment expenses and professional fees.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Our cash and cash equivalents are $24,761 and nil as of November 30, 2018 and November 30, 2017, respectively.

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to adjust in the allowance when it is considered necessary.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As of November 30, 2018 and November 30, 2017, the company had accounts receivable of nil and $8,000, respectively.

The allowance for any uncollectible accounts as of November 30,2018 and November 30, 2017 were nil.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Estimated useful life	Residual Value as of November 30, 2018	Residual Value as of November 30, 2017

Office equipment	5 years	$2,266	$2,051

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation and amortization expense, classified as operating expenses, was $443 and $0 for the year ended November 30, 2018 and for the period from August 21, 2017 (Date of Inception) to November 30,2017, respectively.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

As of November 30, 2018 and 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Net income/ (loss) per share

The Company calculates net income/ (loss) per share in accordance with ASC Topic 260 “Earnings per share”. Basic income/ (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic income/ (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, receivables, accounts payable and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended November 30, 2018, the Company suffered a net loss of $30,473 and the Company had generated $10,000 revenue, $33,000 sources of capital or financing, and borrowed $20,078 from our director. From August 21,2017(date of inception) to November 30, 2017, the company suffered a net loss of $16,609 and the Company had generated $8,000 revenue, $4,000 sources of capital or financing, and borrowed $3,660 from our director.

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

4. PREPAYMENTS

As of November 30, 2018, the company has $40,100 prepayment paid to a service provider for website design.

5. AMOUNT DUE TO A DIRECTOR

As of November 30, 2018, the sole director of the Company advanced $23,738 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment. The imputed interest for the year is immaterial.

As of November 30, 2017, the sole director of the Company advanced $3,660 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment. The imputed interest for the year is immaterial.

Currently, our office is provided by our director, Seah Chia Yee, without charge.

Our director, Seah Chia Yee, has not been compensated for the services.

6. INCOME TAX

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of November 30, 2018, the Company had net operating loss carry forwards of approximately $38,446 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance was approximately $12,709 and $6,310 at November 30, 2018 and November 30, 2017, respectively. The net change in valuation allowance during the year ended November 30, 2018 was $6,399. The net change in valuation allowance from August 21,2017(date of inception) to November 30, 2017 was $6,310. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2018 and November 30,2017. All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of November 30, 2018	As of November 30, 2017

Non-current deferred tax assets:
Net operating loss carry forward	$12,709	$6,310
Valuation allowance	$(12,709)	$(6,310)

Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% and 34% differs from the expected tax benefit for the year ended November 30, 2018 and from August 21, 2017 (Date of Inception) to November 30, 2017 as follows:

	For the year ended November 30, 2018	From August 21, 2017 (Date of Inception) to November 30, 2017

Computed “expected” tax expense (benefit)	$(6,399)	$(6,310)
Change in valuation allowance	$6,399	$6,310
Actual tax expense (benefit)	$-	$-

7. SUBSCRIPTION RECEIVABLE

As of November 30, 2018, and November 30, 2017, the company had subscription receivable of $0 and $4,000, respectively.

For the year ended November 30, 2018, the company issued shares to 33 shareholders. A total of 825,000 shares of unrestricted common stock were sold at a price of $0.04 per share. The total proceeds to the company amounted to a total of $33,000.

For the period from August 21, 2017 (Date of Inception) to November 30, 2017, the founder of the Company, Mr. Seah Chia Yee, purchased 4,000,000 shares of restricted common stock at a purchase price of $0.001 (par value) per share for the Company’s initial working capital. The cash proceed which amounts to $4,000 has not yet received as of November 30, 2017 and hence treated as subscription receivable.

We have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share (“Common Stock”). We have 4,825,000 and 4,000,000 shares of Common Stock issued and outstanding as of November 30, 2018 and November 30, 2017, respectively. As of November 30, 2018, the Company has received all subscription receivable.

8. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

Major customers

For the year ended November 30, 2018, there were one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the year ended November 30, 2018
	Service Revenue	Percentage of Revenue	Accounts receivable
Customer B	$10,000	100%	$-
Total	$10,000	100%	$-

For the year ended November 30, 2017, there was one customer who accounted for 100% of the Company’s revenues. The customer who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	From August 21, 2017(inception) to November 30, 2017
	Service Revenue	Percentage of Revenue	Accounts receivable
Customer A	$8,000	100%	$8,000
Total	$8,000	100%	$8,000

Major Vendors

For the year ended November 30, 2018 and from August 21, 2017(inception) to November 30, 2017, there were no vendor for our company.

