Form 10-Q
period 2019-02-28
Leader Hill Corp
filed 2019-05-08
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2019

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

(+86) 18665342668

(Registrant’s phone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2019
Common Stock, $0.001 par value	4,825,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED BALANCE SHEETS

	As of
	February 28, 2019	November 30, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$545	24,761
Prepayment	40,100	40,100
Total current assets	40,645	64,861

Non-current assets
Plant and equipment, net	2,130	2,266
Total non-current assets	2,130	2,266

TOTAL ASSETS	$42,775	$67,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Loan from director	9,738	23,738
Accrued expenses	43,945	49,500
Deferred revenue	$5,600	$5,600
Total current liabilities	59,283	78,838

TOTAL LIABILITIES	$59,283	$78,838

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of February 28, 2019 and November 30, 2018, respectively	4,825	4,825
Additional paid-in capital	32,175	32,175
Accumulated other comprehensive loss	(1,482)	(1,629)
Accumulated deficit	(52,026)	(47,082)

TOTAL STOCKHOLDERS’ DEFICIT	$(16,508)	$(11,711)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,775	$67,127

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended February 28,
	2019	2018
REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(4,944)	(724)

LOSS BEFORE INCOME TAX	(4,944)	(724)

INCOME TAX PROVISION	-	-

NET LOSS	$(4,944)	(724)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	147	(404)

Comprehensive loss	(4,797)	(1,128)

Net income/(loss) per share- Basic and diluted	(0)	(0)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000	4,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended February 28,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,944)	$(724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	136	102
Changes in operating assets and liabilities:
Accounts receivables	-	8,000
Accrued expenses	(5,555)	(18,250)

Net cash provided by operating activities	$(10,363)	$(10,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from Director	$(14,000)	$22,644

Net cash provided by financing activities	$(14,000)	$22,644

Effect of exchange rate changes on cash and cash equivalents	$147	$(404)

Net (decrease) increase in cash and cash equivalents	$(24,216)	$11,368
Cash and cash equivalents, beginning of period	24,761	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$545	$11,368

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the THREE MONTHS ended FEBRUARY 28, 2018 AND 2019 (UNaudited)

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

The Company’s executive office is located at Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luohu, Shenzhen 518000 China.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the quarter ended and as at February 28, 2019, the Company incurred a net loss of $4,944 which arrives at accumulated deficit of $52,026 and no revenue has been generated. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements for Leader Hill Corporation are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end.

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

General and administrative expenses

For the three months ended February 28, 2019, the company has incurred general and administrative expenses of $4,944, which consist of mainly financial statement review and transfer agent fee.

For the three months ended February 28, 2018, the company has incurred general and administrative expenses of $724, which consist of mainly company incorporation fee.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The company has a cash and cash equivalents of $545 and $24,761 as of February 28, 2019 and November 30, 2018 respectively.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation. Changes in deferred revenue were as follows:

Deferred revenue as of February 28, 2019 and November 30, 2018 are classified as current liabilities and totaled:

	As of February 28, 2019	As of November 30, 2018
	(Unaudited)	(Audited)
Deferred revenue	$5,600	$5,600

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

The company has incurred depreciation expenses of $136 and $102 for the three months ended February 28, 2019 and 2018 respectively.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the quarter ended February 28, 2019, for the quarter ended and as at February 28, 2019, the Company incurred a net loss of $4,944 which arrives at accumulated deficit of $52,026 and no revenue has been generated. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $52,026 and $47,082 as of February 28, 2019 and November 30, 2018 respectively. For three months ended February 28, 2019 and 2018, the company has net loss of $4,944 and $724 respectively.

The Company’s cash position may not be significant enough to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire financial support from its shareholder.

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

4. AMOUNT DUE TO A DIRECTOR

As of February 28, 2019, and November 30, 2018, the company has a loan from sole director of $9,738 and $23,738 respectively, which is unsecured and non-interest bearing with no fixed terms of repayment.

For the three months period ended February 28, 2019, the company has repaid $14,000 outstanding loan to the sole director.

Currently, our office is provided by our director, Seah Chia Yee, without charge.

Our director, Seah Chia Yee, has not been compensated for the services.

5. PREPAYMENT

As of February 28, 2019, and November 30, 2018, the company has a prepayment of $40,100 represented an outstanding prepaid service fee.

6. PROPERTY AND EQUIPMENT, NET

	As of February 28, 2019	As of November 30, 2018
	(Unaudited)	(Audited)
Office equipment	$2,709	$2,709
	2,709	2,709

Less: Accumulated depreciation	(579)	(443)
Total	$2,130	$2,266

Depreciation, classified as operating expenses, was $136 and $102 respectively for three months ended February 28, 2019 and 2018.

7. ACCRUED EXPENSES

As at February 28, 2019, the company has an outstanding accrued expense as following:

	As of February 28, 2019	As of November 30, 2018
	(Unaudited)	(Audited)
Customer deposit	$41,000	$41,000
Accrued audit fee	2,900	8,500
Accrued transfer agent fee	45	-

Total	$43,945	$49,500

8. CONCENTRATION OF RISK

Since the company has not generated any revenue nor incurring any cost of sales for the three months ended February 28, 2019 and 2018, the company has no concentration of risk on customer or supplier.

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

As of February 28, 2019, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after February 28, 2019 up through the date the Company issued the financial statements.

On April 26, 2019 the Board of Directors of Leader Hill Corp. (the “Company”) approved the dismissal of TAAD, LLP (“TAAD”) as the independent registered public accounting firm of the Company, effective immediately. Form 8-K was filed with the Securities and Exchange Commission on April 29, 2019.

On May 3, 2019, concurrent with the dismissal of TAAD, LLP (“TAAD”), the Company, upon the Board of Directors’ approval, engaged Total Asia Associates PLT (“Total Asia”) as the Company’s independent registered public accounting firm. Form 8-K was filed with the Securities and Exchange Commission on May 6, 2019.

Other than aforementioned events, no other events or transaction has occurred material to the knowledge of shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended November 30, 2018 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Going Concern Uncertainties

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of February 28, 2019, the Company suffered operating losses and had an accumulated deficit of $52,026. The continuation of the Company as a going concern through February 28, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash needed to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Results of Operation

For the three months period ended February 28, 2019 and 2018

Our cash and cash equivalents balance were $545 and $24,761 as of February 28, 2019 and November 30, 2018 respectively.

Revenues and cost of revenue

The company has not generated any revenue nor incurring and cost of sale for the three months period ended February 28, 2019 and 2018.

General and administrative expenses

For the three months ended February 28, 2019, the company has incurred general and administrative expenses of $4,944, which consist of mainly legal and professional fee, financial statement review and transfer agent fee.

For the three months ended February 28, 2018, the company has incurred general and administrative expenses of $724, which consist of mainly company incorporation fee.

Net loss

Our net loss for the three-month ended February 28, 2019 and 2018 were $4,944 and $724 respectively.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the three-month period ended February 28, 2019, the company has consumed $10,363 in operating activity, of which mainly consist of incurring an operating net loss and decrease in other payable and accrued liabilities.

For the three-month period ended February 28, 2018, the company has consumed $10,872 in operating activity, of which mainly consist of incurring an operating net loss, increase in account receivable and decrease in other payable and accrued liabilities.

Cash Used in Investing Activities

The company has not consumed nor generated any cash from investing activity for the three-month period ended February 28, 2019 and 2018.

Cash Provided by Financing Activities

For the three-month period ended February 28, 2019, the company has repaid $14,000 loan from director.

For the three-month period ended February 28, 2018, the company has loaned $22,644 from director.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of May 8, 2018.

Contractual Obligations

As of February 28, 2019, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending February 28, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a)	On April 26, 2019 the Board of Directors of Leader Hill Corp. (the “Company”) approved the dismissal of TAAD, LLP (“TAAD”) as the independent registered public accounting firm of the Company, effective immediately. Form 8-K was filed with the Securities and Exchange Commission on April 29, 2019.

On May 3, 2019, concurrent with the dismissal of TAAD, LLP (“TAAD”), the Company, upon the Board of Directors’ approval, engaged Total Asia Associates PLT (“Total Asia”) as the Company’s independent registered public accounting firm. Form 8-K was filed with the Securities and Exchange Commission on May 6, 2019.

(b)	None.

Item 6. Exhibits

31.1	Rule 13(a)-14(a) / 15(d)-14(a) Certification of principal executive officer and principal financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER HILL CORPORATION
(Name of Registrant)

Date: May 8, 2019

	By:	/s/ Seah Chia Yee
	Name:	Seah Chia Yee
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

