Form 10-Q
period 2019-05-31
Leader Hill Corp
filed 2019-07-11
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2019

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2019
Common Stock, $0.001 par value	4,825,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED BALANCE SHEETS

	As of
	May 31, 2019	November 30, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$531	24,761
Prepayment	40,100	40,100
Total current assets	40,631	64,861

Non-current assets
Plant and equipment, net	1,995	2,266
Total non-current assets	1,995	2,266

TOTAL ASSETS	$42,626	$67,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Loan from director	13,159	23,738
Accrued expenses	44,075	49,500
Deferred revenue	$2,800	$5,600
Total current liabilities	60,034	78,838

TOTAL LIABILITIES	$60,034	$78,838

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of May 31, 2019 and November 30, 2018, respectively	4,825	4,825
Additional paid-in capital	32,175	32,175
Accumulated other comprehensive loss	(1,493)	(1,629)
Accumulated deficit	(52,915)	(47,082)

TOTAL STOCKHOLDERS’ DEFICIT	$(17,408)	$(11,711)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,626	$67,127

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Six months ended May 31,		Three months ended May 31,
	2019	2018	2019	2018
REVENUE	$2,800	$-	$2,800	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	2,800	-	2,800	-

OTHER INCOME	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(8,633)	(10,373)	(3,689)	(9,649)

LOSS BEFORE INCOME TAX	(5,833)	(10,373)	(889)	(9,649)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(5,833)	(10,373)	$(889)	(9,649)
Non Controlling Interest
Other comprehensive income/(loss):
- Foreign currency translation adjustment	136	(443)	(11)	(39)

Comprehensive loss	(5,697)	(10,817)	(900)	(9,688)

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000	4,000,000	4,825,000	-

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended May 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,833)	$(10,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	271	205
Changes in operating assets and liabilities:
Accounts receivables	-	8,000
Accrued expenses	(5,425)	(23,000)
Deferred Revenue	(2,800)	2,800

Net cash (used in ) operating activities	$(13,787)	$(22,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from Director	$(10,579)	$23,166
Proceed from Share Issuance	-	4,000

Net cash (used in ) / generated by financing activities	$(10,579)	$27,166

Effect of exchange rate changes on cash and cash equivalents	$136	$(443)

Net (decrease) / increase in cash and cash equivalents	$(24,230)	$4,335
Cash and cash equivalents, beginning of period	24,761	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$531	$4,335

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the SIX MONTHS ended MAY 31, 2018 AND 2019 (UNaudited)

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

The Company’s executive office is located at Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luohu, Shenzhen 518000 China.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended and as at May 31, 2019, the Company incurred a net loss of $5,833 which arrives at accumulated deficit of $52,915. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the six months ended May 31, 2019, the Company has realized a revenue of $2,800 through providing accounting and advisory related services to customers.

General and administrative expenses

For the three and six months ended May 31, 2019, the company has incurred general and administrative expenses of $3,689 and $8,633 respectively, which consist of mainly financial statement review, transfer agent fee and legal fees.

For the three and six months ended May 31, 2018, the company has incurred general and administrative expenses of $9,649 and $10,373 respectively, which consist of mainly company incorporation fee, audit fee and professional fees.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The company has a cash and cash equivalents of $531 and $24,761 as of May 31, 2019 and November 30, 2018 respectively.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation.

	As of May 31, 2019	As of November 30, 2018
	(Unaudited)	(Audited)
Deferred revenue	$2,800	$5,600

For the six months ended May 31, 2019, the Company has realized a revenue previously categorized as current liability amounted to $2,800 upon the completion of company incorporation services.

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

The company has incurred depreciation expenses of $135 and $271 for the three months and six months ended May 31, 2019 respectively.

For the three and six months ended May 31, 2018, the company has incurred $103 and $205 of depreciation expenses respectively.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended May 31, 2019, the Company incurred a net loss of $5,833 which arrives at accumulated deficit of $52,915 and no revenue has been generated. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $52,915 and $47,082 as of May 31, 2019 and November 30, 2018 respectively.

For six months ended May 31, 2019 and 2018, the company has incurred a net loss of $5,833.

The Company’s cash position is not significant to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire financial support from its shareholder.

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

4. AMOUNT DUE TO A DIRECTOR

As of May 31, 2019, and November 30, 2018, the company has a loan from sole director of $13,159 and $23,738 respectively, which is unsecured and non-interest bearing with no fixed terms of repayment.

For the six months period ended May 31, 2019, the company has repaid $14,000 outstanding loan to the sole director and director has further advance $3,421 for the settlement of audit fee for previous quarter and this quarter transfer agent fee.

Currently, our office is provided by our director, Seah Chia Yee, without charge.

Our director, Seah Chia Yee, has not been compensated for the services.

5. PREPAYMENT

As of May 31, 2019, and November 30, 2018, the company has a prepayment of $40,100 represented an outstanding prepaid service fee.

6. PROPERTY AND EQUIPMENT, NET

	As of May 31, 2019	As of November 30, 2018
	(Unaudited)	(Audited)
Office equipment	$2,709	$2,709
	2,709	2,709

Less: Accumulated depreciation	(714)	(443)
Total	$1,995	$2,266

The company has incurred depreciation expenses of $135 and $271 for the three months and six months ended May 31, 2019 respectively.

For the three and six months ended May 31, 2018, the company has incurred $103 and $205 of depreciation expenses respectively.

7. ACCRUED EXPENSES

As at May 31, 2019, the company has an outstanding accrued expense as following:

	As of May 31, 2019	As of November 30, 2018
	(Unaudited)	(Audited)
Customer deposit	$41,000	$41,000
Accrued audit fee	3,000	8,500
Accrued transfer agent fee	75	-

Total	$44,075	$49,500

8. CONCENTRATION OF RISK

For the three months ended May 31, 2019, the Company has realized a revenue of $2,800 from single customers.

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

As of May 31, 2019, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after May 31, 2019 up through the date the Company issued the financial statements. No other events or transaction has occurred material to the knowledge of shareholders.

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

For the six months ended and as of May 31, 2019, the Company suffered operating losses of $5,833 and had an accumulated deficit of $52,915. The continuation of the Company as a going concern through May 31, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash needed to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Results of Operation

For the three and six months period ended May 31, 2019 and 2018

Our cash and cash equivalents balance were $531 and $24,761 as of May 31, 2019 and November 30, 2018 respectively.

Revenues and cost of revenue

For the three and six months ended May 31, 2019, the Company has realized a revenue of $2,800, no cost of revenue was incurred for both of mentioned period.

No revenue nor cost of revenue was generated nor incurred for the three and six months period ended May 31, 2018.

General and administrative expenses

For the three and six months ended May 31, 2019, the company has incurred general and administrative expenses of $3,689 and $8,633 respectively, which consist of mainly financial statement review, transfer agent fee and legal fees.

For the three and six months ended May 31, 2018, the company has incurred general and administrative expenses of $9,649 and $10,373 respectively, which consist of mainly company incorporation fee, audit fee and professional fees.

Net Profit and net loss

The Company has incurred a net loss of $889 and $5,833 for the three and six months period ended May 31, 2019 respectively.

For the three and six months ended May 31, 2018, the Company has incurred a net loss of $9,649 and $10,373 respectively.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the six months period ended May 31, 2019, the company has consumed $13,787 in operating activity, of which mainly consist of incurring an operating net loss and decrease in accrued expenses and realization of deferred revenue.

For the six months period ended May 31, 2018, the company has consumed $ 22,368 in operating activity, of which mainly consist of incurring an operating net loss, increase in account receivable and decrease in other payable and accrued liabilities.

Cash Used in / Provided by Financing Activities

For the six months period ended May 31, 2019, the company has repaid $14,000 loan from director and further advance to Company to settle $3,421 outstanding audit fee and transfer agent fee.

Net cash provided by financing activities were $27,166 for the six months ended May 31, 2018, contributed from the subscription receivable and loan from directors.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of May 8, 2018.

Contractual Obligations

As of May 31, 2019, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending May 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 14, 2019

	By:	/s/ Seah Chia Yee
	Name:	Seah Chia Yee
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

