Form 10-Q
period 2019-08-31
Leader Hill Corp
filed 2019-09-19
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2019

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 19, 2019
Common Stock, $0.001 par value	4,825,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED BALANCE SHEETS

	As of
	August 31, 2019	November 30, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$526	24,761
Prepayment	729	40,100
Total current assets	1,255	64,861

Non-current assets
Plant and equipment, net	1,860	2,266
Total non-current assets	1,860	2,266

TOTAL ASSETS	$3,115	$67,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Loan from director	18,603	23,738
Accrued expenses	3,150	49,500
Deferred revenue	$-	$5,600
Total current liabilities	21,753	78,838

TOTAL LIABILITIES	$21,753	$78,838

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of August 31, 2019 and November 30, 2018, respectively	4,825	4,825
Additional paid-in capital	32,175	32,175
Accumulated other comprehensive loss	(1,494)	(1,629)
Accumulated deficit	(54,144)	(47,082)

TOTAL STOCKHOLDERS’ DEFICIT	$(18,638)	$(11,711)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,115	$67,127

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	9 months ended August 31,		3 months ended August 31,
	2019	2018	2019	2018
REVENUE	$46,600	$10,000	$43,800	$10,000

COST OF REVENUE	-	-	-	-

GROSS PROFIT	46,600	10,000	43,800	10,000

OTHER INCOME	-	1	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(53,662)	(27,844)	(45,029)	(17,471)

LOSS BEFORE INCOME TAX	(7,062)	(17,843)	(1,229)	(7,471)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(7,062)	(17,843)	$(1,229)	(7,471)
Non Controlling Interest
Other comprehensive income/(loss):
- Foreign currency translation adjustment	135	1,469	(1)	1,026

Comprehensive loss	(6,927)	(16,374)	(1,230)	(6,445)

Net income/(loss) per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000	4,132,299	4,825,000	4,394,019

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common Stock		Additional	Accumulated	other	Total
	NUMBER		Paid-in	(DEFICIT)/	comprehensive	STOCKHOLDERS’
	OF Shares	Amount	Capital	PROFIT	loss	EQUITY
Balance as of November 31, 2017	4,000,000	$4,000	$-	$(16,609)	$-	$(12,609)
Net loss for the period	-	-	-	(723)	-	(723)
Foreign currency translation	-	-	-	-	(404)	(404)
Balance as of February 28, 2018	4,000,000	$4,000	$-	$(17,332)	$(404)	$(13,736)
Net loss for the period	-	-	-	(9,650)	-	(9,650)
Foreign currency translation	-	-	-	-	(39)	(39)
Balance as of May 31, 2018	4,000,000	$4,000	$-	$(26,982)	$(443)	$(23,425)
Initial Public Offering	825,000	825	32,175	-	-	33,000
Net loss for the period	-	-	-	(7,470)	-	(7,470)
Foreign currency translation	-	-	-	-	(1,026)	(1,026)
Balance as of August 31, 2018	4,825,000	4,825	32,175	(34,452)	(1,469)	1,079
Net loss for the period	-	-	-	(12,630)	-	(12,630)
Foreign currency translation	-	-	-	-	(160)	(160)
Balance as of November 30, 2018	4,825,000	4,825	32,175	(47,082)	(1,629)	(11,711)
Net loss for the period	-	-	-	(4,944)	-	(4,944)
Foreign currency translation	-	-	-	-	147	147
Balance as of February 28, 2019	4,825,000	4,825	32,175	(52,026)	(1,482)	(16,508)
Net loss for the period	-	-	-	(889)	-	(889)
Foreign currency translation	-	-	-	-	(11)	(11)
Balance as of May 31, 2019	4,825,000	4,825	32,175	(52,915)	(1,493)	(17,408)
Net loss for the period	-	-	-	(1,229)	-	(1,229)
Foreign currency translation	-	-	-	-	(1)	(1)
Balance as of August 31, 2019	4,825,000	4,825	32,175	(54,144)	(1,494)	(18,638)

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	9 months ended August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,062)	$(17,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	406	308
Changes in operating assets and liabilities:
Accounts receivables	-	8,000
Accrued expenses	(46,350)	(19,800)
Deferred revenue	(5,600)	46,600
Prepayment	39,371	(40,100)

Net cash (used) by operating activities	$(19,235)	$(22,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(658)

Net cash used in investing activities	-	(658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from director	$(5,135)	$29,938
Proceed from share issuance	-	33,000
Subscription receivables	-	4,000

Net cash (used) / generated by financing activities	$(5,135)	$66,938

Effect of exchange rate changes on cash and cash equivalents	$135	$(1,469)

Net (decrease) / increase in cash and cash equivalents	$(24,235)	$41,976
Cash and cash equivalents, beginning of period	24,761	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$526	$41,976

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the Nine months ended AUGUST 31, 2018 AND 2019 (UNaudited)

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

The Company’s executive office is located at Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luohu, Shenzhen 518000 China.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended and as at August 31, 2019, the Company incurred a net loss of $7,062 which arrives at accumulated deficit of $54,144. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the nine months ended August 31, 2019, the Company has realized a revenue of $46,600 through providing accounting and advisory related services to customers.

General and administrative expenses

For the three and nine months ended August 31, 2019, the company has incurred general and administrative expenses of $45,029 and $53,662 respectively, which consist of mainly financial statement review, transfer agent fee, filing fee, business renewal fee, legal fees, depreciation and written off of prepayment relate to website development.

For the three and nine months ended August 31, 2018, the company has incurred general and administrative expenses of $17,471 and $27,844 respectively, which consist of mainly legal and professional charge, audit fee, taxation service fee, travelling and accommodation expenses, business renewal fee, filing fee, web development expenses and depreciation.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The company has a cash and cash equivalents of $526 and $24,761 as of August 31, 2019 and November 30, 2018 respectively.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation.

	As of August 31, 2019	As of November 30, 2018
	(Unaudited)	(Audited)
Deferred revenue	$-	$5,600

For the nine months ended August 31, 2019, the Company has realized a revenue previously categorized as current liability amounted to $5,600 upon the completion of company incorporation services.

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

The company has incurred depreciation expenses of $135 and $406 for the three months and nine months ended August 31, 2019 respectively.

For the three and nine months ended August 31, 2018, the company has incurred $103 and $308 of depreciation expenses respectively.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended August 31, 2019, the Company incurred a net loss of $7,062 which arrives at accumulated deficit of $54,144. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $54,144 and $47,082 as of August 31, 2019 and November 30, 2018 respectively.

For three and nine months ended August 31, 2019, the company has incurred a net loss of $1,229 and $7,062 respectively.

The Company’s cash position is not sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire financial support from its shareholder.

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

4. AMOUNT DUE TO A DIRECTOR

As of August 31, 2019, and November 30, 2018, the company has a loan from sole director of $18,603 and $23,738 respectively, which is unsecured and non-interest bearing with no fixed terms of repayment.

For the nine months period ended August 31, 2019, the company has repaid $14,000 outstanding loan to the sole director and director has further advance $8,865 for the settlement of audit and review fee, filing fee.

Currently, our office is provided by our director, Seah Chia Yee, without charge.

Our director, Seah Chia Yee, has not been compensated for the services.

5. PREPAYMENT

As of August 31, 2019, and November 30, 2018, the company has a prepayment of $729 and $40,100 represented an prepaid filing agent service fee and website development fee respectively, of which the website development prepayment was written of during the quarter ended August 31, 2019.

6. PROPERTY AND EQUIPMENT, NET

	As of August 31, 2019	As of November 30, 2018
	(Unaudited)	(Audited)
Office equipment	$2,709	$2,709
	2,709	2,709

Less: Accumulated depreciation	(849)	(443)
Total	$1,860	$2,266

The company has incurred depreciation expenses of $135 and $406 for the three months and nine months ended August 31, 2019 respectively.

For the three and nine months ended August 31, 2018, the company has incurred $103 and $308 of depreciation expenses respectively.

7. ACCRUED EXPENSES

As at August 31, 2019, the company has an outstanding accrued expense as following:

	As of August 31, 2019	As of November 30, 2018
	(Unaudited)	(Audited)
Customer deposit	$-	$41,000
Accrued audit fee	3,000	8,500
Accrued transfer agent fee	150	-

Total	$44,150	$49,500

Customer deposit amounted $41,000 was realized as revenue for the quarter ended August 31, 2019.

8. CONCENTRATION OF RISK

For the three and nine months ended August 31, 2019, the Company has realized a revenue of $43,800 and $46,600 respectively, from two and three customers respectively as table below.

	For three months ended August 31
	2019	2018	2019	2018	2019	2018
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$41,000	10,000	94%	100%	$-	-
Customer B	2,800	-	6%	-	-	-
Customer C	-	-		-	-	-
	$43,800	10,000	64%	100%	$-	-

	For nine months ended August 31
	2019	2018	2019	2018	2019	2018
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$41,000	10,000	88%	100%	$-	-
Customer B	2,800	-	6%	-	-	-
Customer C	2,800	-	6%	-	-	-
	$46,600	10,000	100%	100%	$-	-

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

As of August 31, 2019, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after August 31, 2019 up through the date the Company issued the financial statements. No other events or transaction has occurred material to the knowledge of shareholders.

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

For the nine months ended and as of August 31, 2019, the Company suffered operating losses of $7,062 and had an accumulated deficit of $54,144. The continuation of the Company as a going concern through August 31, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash needed to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Results of Operation

For the three and nine months period ended August 31, 2019 and 2018

Our cash and cash equivalents balance were $526 and $24,761 as of August 31, 2019 and November 30, 2018 respectively.

Revenues and cost of revenue

For the three and nine months ended August 31, 2019, the Company has realized a revenue of $43,800 and $46,600 respectively, from two and three customers respectively, no cost of revenue was incurred for both of mentioned period.

For the three and nine months ended August 31, 2018, the Company has realized a revenue of $10,000 respectively from single customer, no cost of revenue was incurred for both of mentioned period.

General and administrative expenses

For the three and nine months ended August 31, 2019, the company has incurred general and administrative expenses of $45,029 and $53,662 respectively, which consist of mainly financial statement review, transfer agent fee, filing fee, business renewal fee, legal fees and depreciation.

For the three and nine months ended August 31, 2018, the company has incurred general and administrative expenses of $17,471 and $27,844 respectively, which consist of mainly legal and professional charge, audit fee, taxation service fee, travelling and accommodation expenses, business renewal fee, filing fee, web development expenses and depreciation.

Net loss

The Company has incurred a net loss of $1,229 and $7,062 for the three and nine months period ended August 31, 2019 respectively.

For the three and nine months ended August 31, 2018, the Company has incurred a net loss of $7,471 and $17,843 respectively.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the nine months period ended August 31, 2019, the company has consumed $19,235 in operating activity, of which mainly consist of incurring an operating net loss and decrease in accrued expenses and realization of deferred revenue.

For the nine months period ended August 31, 2018, the company has consumed $22,835 in operating activity, of which mainly consist of incurring an operating net loss, increase in account receivable and deferred revenue, decrease in accrued expenses and prepayment.

Cash Used in Investing Activities

The Company has not generated nor used any cash in investing activity for the nine months ended August 31, 2019.

For the nine months period ended August 31, 2018, the Company has consumed $658 for the purchase of equipment.

Cash Provided by Financing Activities

For the nine months period ended August 31, 2019, the company has repaid $14,000 loan from director and further advance to Company to settle $8,865 outstanding audit fee and review fee, transfer agent fee, filing fee and business renewal fee.

Net cash provided by financing activities were $66,938 for the nine months ended August 31, 2018, contributed from the subscription receivable, proceed from share issuance and loan from director.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of May 8, 2018.

Contractual Obligations

As of August 31, 2019, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending August 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 19, 2019

	By:	/s/ Seah Chia Yee
	Name:	Seah Chia Yee
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

