Form 10-K
period 2019-11-30
Leader Hill Corp
filed 2020-01-17
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended November 30, 2019

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

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Class	Number of Shares Held by Non-affiliates	Average Bid Price as of May 31, 2019	Aggregate Market Value
Voting Common Stock	825,000	$0.10	$82,500

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 15, 2020
Common Stock, $0.001 par value	4,825,000

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Leader Hill Corporation

FORM 10-K

For the Fiscal Year Ended November 30, 2019

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

On August 23, 2018, the Company consummated public offering pursuant to Form S-1/A declared effective by Securities and Exchange Commission on June 26, 2018, 825,000 shares of common stock were issued at $0.04 per share for a total consideration of $33,000.

In regards to all of the above transaction, other than aforementioned public offering we claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sale of the stock since the sale of the stock were made to non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

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

Company Formation

Leader Hill Corporation assist clients with company incorporation and domestication services globally through the expertise of our current management. The Company assist clients with identifying the optimum corporate jurisdiction, in the Company’s opinion, for the client’s incorporation by identifying what, per the Company’s belief, is the optimum corporate structure to legally protect their assets and gain access to worldwide markets, while also legally minimizing local and international taxation. The process of incorporating a company on behalf of a client depends on the jurisdiction in which the company intends to operate in as well as a variety of other factors. Leader Hill’s team will discuss, with each client the tax and legal implications per select jurisdictions along with the process involved in incorporating their company. Leader Hill will spend time to ensure client’s onshore or offshore structure provides the following benefits:

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

Corporate Secretarial Services

We provide corporate secretarial services to our new and existing clients. Clients may need to appoint a Company Secretary to maintain organization and ensure that the Company is following appropriate procedures. We offer assistance with general corporate filings, managing corporate changes, and retrieval of any official corporate documents. Our secretarial services may include, but are not strictly limited to:

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

Accounting and Bookkeeping

We provide accounting and bookkeeping services to update and maintain accounting records, including those which calculate expenditures, receipts, accounts payable and receivable, and profit and loss. We plan to utilize single-entry and double-entry bookkeeping (two common bookkeeping methods) and will ask each client for their preference in regard to which method they prefer. We will make sure that all business and financial transactions are recorded in the correct book, from journal entries, general ledger up to the trial balance stage. From these, we will then prepare a balance sheet, profit and loss statement, changes in equity and other miscellaneous figures based on the specifications provided by each client. We will also provide monthly or quarterly financial reports to make sure our clients understand the financial status of their business. Service included:

a.	Computerized bookkeeping;

b.	Reconciling the bank balance monthly with the bank statements;

c.	Periodic financial statements and reports for all purposes;

d.	Preparing budgets and producing reports monitoring actual performance against budget;

e.	Compliance with statutory filing deadlines;

f.	Logistical support on bank and cash, sales and debtors, purchases, and creditors functions.

General Business Consulting

We also provide general business consulting services. These services include, but are not limited to, assistance with the preparation of written business plans and advisory services relating to mergers and acquisitions (M&A) of future clients. We will also assist with the creation of personalized strategies for business development, and we will also provide due diligence with strategic and operational analysis to help our clients make a more informed business decision. Alongside the M&A process, we will assist our clients with developing financial models, overseeing the valuation process and will ensure that the financials of the potential acquisition target are prepared to be audited.

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

Employees

As of November 30, 2019, we have one employee, our President, Seah Chia Yee. Currently, Mr. Seah has the flexibility to work on our business up to 30 hours per week, but is prepared to devote more time if necessary. The Company intends to employ 10 employees in 2020, with 3 employees designated to management and administration, 1 employee to marketing, and 6 professionals to providing corporate consulting and support services. It is the intention of the Company to focus on hiring employees who hold relevant professional degrees and above average Mandarin proficiency.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company sole class of common equity do not have an established public trading market however it is currently tradable in OTC Markets under symbol LHIL with biding price of $0.10 and no asking price since we acquire the symbol on January 2019. We cannot assure you that there will be any liquidity for our common stock in the future.

Holders

As of November 30, 2019, we had 4,825,000 shares of our Common Stock par value, $0.001 issued and outstanding. There were 34 beneficial owners of our Common Stock.

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

As of November 30, 2019, and 2018, our accumulated deficits were $69,005 and $47,082 respectively. Our stockholders’ deficit was $33,498 and $11,711 as of November 30, 2019 and 2018 respectively. We have so far generated $46,600 in revenue and incurred a net loss of $21,923 for the fiscal year ended November 30, 2019. Our net losses were principally attributed to general and administrative expenses.

Results of Operations

Revenue

For the year ended November 30, 2019, the Company has generated a revenue of $46,600, from two customers each for $41,000 pertaining to business and financial advisory services provided and $5,600 of company incorporation services and accounting services respectively.

For the year ended November 30, 2018, the Company has generated a revenue of $10,000 from providing business advisory services to single customer.

The management of the Company believe there are significant concentration on customer for the two financial year ended November 30, 2019.

General and Administrative Expenses

For the year ended November 30, 2019, the Company has incurred a general and administrative expenses of $68,523. Of which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees, filing agent fees and accrual of prepaid expenses related to website development.

For the year ended November 30, 2018, the Company has incurred a general and administrative expenses of $40,474. Of which primarily consist legal and professional fees, travelling and accommodation, audit fee, taxation service fee, Edgar filing fee and stock storage and registrant fee.

Net Loss

The Company has incurred net loss of $21,923 and $30,473 for the year ended November 30, 2019 and 2018 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in/(Provided by) Operating Activities

For the year ended November 30, 2019, the Company has used $24,372 in operating activities primarily caused by net loss from operating, accrual of prepaid website development fee, realization of deferred revenue and recognition of revenue previously categorized as customer deposit contra by the advances from director for working capital purpose.

For the year ended November 30, 2018, the Company has used $9,952 in operating activities caused by net loss from operating and significant prepayment for website development fee contra by deferred revenue, other payable and account receivable and advances from director for working capital purpose.

Cash Used In investing activities

The Company has not used nor received any cash from investing activity for the year ended November 30, 2019.

The Company has invested $658 in equipment for the year ended November 30, 2018.

Cash Provided by Financing Activities

For the year ended November 30, 2019, the Company has not used nor being provided with cash.

For the year ended November 30, 2018, the Company has received $37,000 from financing activities, from proceeds from issuance of share through public offering and subscription receivables.

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

As of November 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of November 30, 2019.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at November 30, 2019, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2020.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended November 30, 2019.

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our most recent fiscal year end.

Summary Compensation Table

Name and principal position (a)	Year ended November 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chia Yee Seah Chief Executive Officer, President, Secretary, Treasurer, Director	2018	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 30, 2019, the Company has 4,825,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Chia Yee Seah, President, Chief Executive Officer, Secretary, Treasurer and Director.	4,000,000	82.90%	none	n/a	82.90%

5% Shareholders
	-	-	-	-	-

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

As of November 30, 2019, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share (“Common Stock”). We have 4,825,000 shares of Common Stock issued and outstanding on the November 30, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended November 30, 2019 and 2018. We have engaged Total Asia Associates as our principal accountant since May 2019 and before that was TAAD since 2017.

ACCOUNTING FEES AND SERVICES	2019	2018

Audit fees	$18,200	$8,500
Audit-related fees	-	-
Tax fees	-	1,000
All other fees	3,000	-

Total	$21,700	$9,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “All other fees” includes reissuance of audit opinion from previous auditor TAAD.

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

The following exhibits are filed herewith:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER HILL CORPORATION
(Name of Registrant)

Date: January 17, 2020	By:	/s/ Seah Chia Yee
	Title:	President, Secretary, Treasurer, Director

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Leader Hill Corporation

Flat 1204 Block B, Mei Li Yuan

Hong Ling Middle Road, Luohu

Shenzhen 518000 China

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Leader Hill Corporation (“the Company”) as of November 30, 2019, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended of November 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019, and the results of its operations and its cash flows for the year ended of November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, for the year ended November 30, 2019 the Company incurred a net loss and has net capital and working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TOTAL ASIA ASSOCIATE PLT
TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2019.

Kuala Lumpur, Malaysia

Date: January 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Leader Hill Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Leader Hill Corporation (the ‘Company’) as of November 30, 2018, the related statements of operations, stockholders’ deficit, and cash flows for the year ended 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TAAD LLP

We served as the Company’s auditor from 2017 to 2019

Diamond Bar, California
February 28, 2019

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED BALANCE SHEETS

AS OF NOVEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of November 30
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$525	24,761
Prepayment	2,268	40,100
Total current assets	2,793	64,861

Non-current assets
Office equipment, net	$1,724	$2,266
Total non-current assets	1,724	2,266

TOTAL ASSETS	$4,517	$67,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Amount due to a director	$25,065	$23,738
Accrued expenses and other payables	12,950	49,500
Deferred revenue	-	$5,600
Total current liabilities	38,015	78,838

TOTAL LIABILITIES	$38,015	$78,838

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of November 30, 2019 and November 30, 2018, respectively	4,825	4,825
Additional paid-in capital	32,175	32,175
Accumulated other comprehensive loss	(1,493)	(1,629)
Accumulated deficit	(69,005)	(47,082)

TOTAL STOCKHOLDERS’ DEFICIT	$(33,498)	$(11,711)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,517	$67,127

See accompanying notes to consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED NOVEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year Ended November 30
	2019	2018
REVENUE	$46,600	$10,000

COST OF REVENUE	-	-

GROSS PROFIT	46,600	10,000

OTHER INCOME	-	1

GENERAL AND ADMINISTRATIVE EXPENSES	(68,523)	(40,474)

LOSS BEFORE INCOME TAX	(21,923)	(30,473)

INCOME TAX PROVISION	-	-

NET LOSS	$(21,923)	(30,473)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	136	(1,629)

Comprehensive loss	(22,287)	(32,102)

Net income/(loss) per share- Basic and diluted	(0.00)	(0.01)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000	4,305,836

See accompanying notes to consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

AS AT NOVEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS’ EQUITY
Balance as of November 30, 2017	4,000,000	$4,000	$-	$(16,609)	$-	$(12,609)
Initial Public Offering	825,000	825	32,175	-	-	33,000
Net loss for the period	-	-	-	(30,473)	-	(30,473)
Foreign currency translation	-	-	-	-	(1,629)	(1,629)
Balance as of November 30, 2018	4,825,000	4,825	32,175	(47,082)	(1,629)	(11,711)
Net loss for the period	-	-	-	(21,923)	-	(21,923)
Foreign currency translation	-	-	-	-	136	136
Balance as of November 30, 2019	4,825,000	4,825	32,175	(69,005)	(1,493)	(33,498)

See accompanying notes to consolidated financial statements

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year Ended November 30
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,923)	$(30,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	542	443
Changes in operating assets and liabilities:
Accounts receivables	-	8,000
Prepayment, deposits and other receivables	37,832	(40,100)
Amount due to director	1,327	20,078
Other payables and accrued liabilities	(36,550)	26,500
Deferred revenue	(5,600)	5,600

Net cash used in operating activities	$(24,372)	$(9,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	$-	$(658)

Net cash used in investing activities	$-	$(658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from share issuance	-	33,000
Subscription receivable	-	4,000

Net cash used in financing activities	$-	$37,000

Effect of exchange rate changes on cash and cash equivalents	$136	$(1,629)

Net (decrease) increase in cash and cash equivalents	$(24,236)	$24,761
Cash and cash equivalents, beginning of year	24,761	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$525	$24,761

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

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

The Company’s executive office is located at Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luohu, Shenzhen 518000 China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements for Leader Hill Corporation for the year ended November 30, 2019 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) The Company has adopted November 30 as its fiscal year end.

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

General and Administrative Expenses

For the year ended November 30, 2019, the Company has incurred a general and administrative expenses of $68,523. Of which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees, filing agent fees and accrual of prepaid expenses related to business consulting.

For the year ended November 30, 2018, the Company has incurred a general and administrative expenses of $40,474. Of which primarily consist legal and professional fees, travelling and accommodation, audit fee, taxation service fee, Edgar filing fee and stock storage and registrant fee.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Our cash and cash equivalents are $525 and $24,761 as of November 30, 2019 and 2018, respectively.

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

Depreciation and amortization expense, classified as operating expenses, was $542 and $443 for the year ended November 30, 2019 and 2018, respectively.

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

As of November 30, 2019 and 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $69,005 and $47,082 as of November 30, 2019 and 2018 respectively. For the year ended November 30, 2019 and 2018, the Company has net loss of $21,923 and $30,473 respectively.

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

4. AMOUNT DUE TO A DIRECTOR

As of November 30, 2019, and 2018, the company has an outstanding payable to director of $25,065 and $23,738 respectively, which is unsecured and non-interest bearing with no fixed terms of repayment.

Currently, our office is provided by our director, Seah Chia Yee, without charge.

Our director, Seah Chia Yee, has not been compensated for the services.

5. DEFERRED REVENUE

Deferred revenue as of November 30, 2019 and 2018 are classified as current liabilities and totaled:

	As of November 30, 2019	As of November 30, 2018

Deferred revenue	$-	$5,600

For the year ended November 30, 2019, the Company has realized all deferred revenue previously outstanding.

6. PREPAYMENT

As of November 30, 2019, the Company has a prepayment of $2,268, of which included prepaid Edgar filing fee and company renewal agent fee.

As of November 30, 2018, the Company has a prepayment of $40,100 represented an outstanding prepaid service fee which has been accrued for the year ended November 30, 2019.

7. PROPERTY AND EQUIPMENT, NET

	As of November 30, 2019	As of November 30, 2018
Office equipment	$2,709	$2,709
	2,709	2,709

Less: Accumulated depreciation	(985)	(443)
Office equipment, net	$1,724	$2,266

Depreciation, classified as operating expenses, was $542 and $443 respectively for year ended November 30, 2019 and 2018.

8. ACCRUED EXPENSES

As at November 30, 2019 and 2018, the company has an outstanding accrued expense as following:

	As of November 30, 2019	As of November 30, 2018
Customer deposit	$-	$41,000
Accrued audit fee	9,800	8,500
Accrued reissuance audit opinion	3,000
Accrued transfer agent fee	150	-

Total	$12,950	$49,500

9. CONCENTRATION OF RISK

For the year ended November 30, 2019 and 2018, the Company has generated a revenue of $46,600 and $10,000 respectively. Of which are subjected to risk of concentration on customers as followed:

	For the year ended November 30
	2019	2018	2019	2018	2019	2018
	Revenues		Percentage of revenues		Trade receivable
Customer A	$5,600	-	12%	-	$-	-
Customer B	41,000	-	88%	-	-	-
Customer C	-	10,000	-	100%	-	-
	$46,600	10,000	100%	100%	$-	-

For the year ended November 30, 2019 and 2018, the Company did not incur any cost of revenue thus no concentration of risk on purchasing.

10. INCOME TAXES

The income (loss) before income taxes of the Company for the years ended November 30, 2019 and 2018 were comprised of the following:

	For the year ended November 30, 2019
	2019	2018

Loss before income taxes	$(21,923)	$(30,473)

Provision for income taxes consisted of the following:

	For the year ended November 30, 2019
	2019	2018

Current:	$-	$-

Deferred:	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of November 30, 2018 from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of November, 2019, the operations in the United States of America incurred $69,005 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of approximately $14,491 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of November 30, 2019 and 2018:

	As of November 30, 2019	As of November 30, 2018
Deferred tax assets:

Net operating loss carryforwards	$14,491	$12,709
Less: valuation allowance	(14,491)	(12,709)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $14,491 as of November 30, 2019.

11. COMMON STOCK

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

As of November 30, 2019, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after November 30, 2019 up through the date the Company issued the financial statements.

