Form 10-K/A
period 2019-11-30
Leader Hill Corp
filed 2020-01-23
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Leader Hill Corporation (the “Registrant” or the “Company”) for the year ended November 30, 2019 (the “Original Form 10-K”) is to include the amendment on the date of audit report in Items 15 of Part IV, Page F-2. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are also including with this Amendment certain currently dated certifications and other exhibits. Except for Items 15 of Part IV, page F-2, no other information included in the Original Form 10-K is amended or changed by this Amendment.

Leader Hill Corporation

FORM 10-K/A

For the Fiscal Year Ended November 30, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A.

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

LEADER HILL CORPORATION
(Name of Registrant)

Date: January 23, 2020	By:	/s/ Seah Chia Yee
	Title:	President, Secretary, Treasurer, Director

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

Date: January 13, 2020

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

