Form 10-Q
period 2020-02-29
Leader Hill Corp
filed 2020-04-10
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 29, 2020

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

(+86) 18665342668

Registrant’s phone number, including area code

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

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2020
Common Stock, $0.001 par value	4,825,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	February 29, 2020	November 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$511	525
Prepayment	1,360	2,268
Total current assets	1,871	2,793

Non-current assets
Plant and equipment, net	1,589	1,724
Total non-current assets	1,589	1,724

TOTAL ASSETS	$3,460	$4,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Amount due to a director	39,567	25,065
Accrued expenses	3,223	12,950
Total current liabilities	42,790	38,015

TOTAL LIABILITIES	$42,790	$38,015

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding		-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of February 29, 2020 and November 30, 2019, respectively	4,825	4,825
Additional paid-in capital	32,175	32,175
Accumulated other comprehensive loss	(1,495)	(1,493)
Accumulated deficit	(74,835)	(69,005)

TOTAL STOCKHOLDERS’ DEFICIT	$(39,330)	$(33,498)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,460	$4,517

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	February 29, 2020	February 28, 2019
REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(5,830)	(4,944)

LOSS BEFORE INCOME TAX	(5,830)	(4,944)

INCOME TAX PROVISION	-	-

NET LOSS	$(5,830)	(4,944)

Other comprehensive (loss)/income:
- Foreign currency translation adjustment	(2)	147

Comprehensive loss	(5,832)	(4,797)

Net loss per share- Basic and diluted	(0)	(0)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000	4,825,000

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

AS OF FEBRUARY 29, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of November 30, 2018	4,825,000	4,825	32,175	(47,082)	(1,629)	(11,711)
Net loss for the period	-	-	-	(21,923)	-	(21,923)
Foreign currency translation	-	-	-	-	136	136
Balance as of November 30, 2019	4,825,000	4,825	32,175	(69,005)	(1,493)	(33,498)
Net loss for the period	-	-	-	(5,830)	-	(5,830)
Foreign currency translation	-	-	-	-	(2)	(2)
Balance as of February 29, 2020	4,825,000	4,825	32,175	(74,835)	(1,495)	(39,330)

See accompanying notes to consolidated financial statements

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	February 29, 2020	February 28, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,830)	$(4,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	135	136
Changes in operating assets and liabilities:
Accrued expenses	(9,727)	(5,555)
Prepayment	908	-
Amount due to a director	14,502	$(14,000)

Net cash provided by operating activities	$(12)	$(24,363)

Effect of exchange rate changes on cash and cash equivalents	$(2)	$147

Net decrease in cash and cash equivalents	$(14)	$(24,216)
Cash and cash equivalents, beginning of period	525	24,761

CASH AND CASH EQUIVALENTS, END OF PERIOD	$511	$545

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

For the THREE MONTHS ended FEBRUARY 29, 2020 AND FEBRUARY 28, 2019 (UNaudited)

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

General and administrative expenses

For the three months ended February 29, 2020, the company has incurred general and administrative expenses of $5,830, which consist of mainly financial statement review, filing and transfer agent fee.

For the three months ended February 28, 2019, the company has incurred general and administrative expenses of $4,944, which consist of mainly financial statement review, filing and transfer agent fee.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The company has a cash and cash equivalents of $511 and $525 as of February 29, 2020 and November 30, 2019 respectively.

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

The company has incurred depreciation expenses of $135 and $136 for the three months ended February 29, 2020 and February 28, 2019 respectively.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $74,835 and $69,005 as of February 29, 2020 and November 30, 2019 respectively. For three months ended February 29, 2020 and February 28, 2018, the company has net loss of $5,830 and $4,944 respectively.

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

4. AMOUNT DUE TO A DIRECTOR

As of February 29, 2020, and November 30, 2018, the company has a loan from sole director of $39,567 and $25,065 respectively, which is unsecured and non-interest bearing with no fixed terms of repayment.

For the three months period ended February 29, 2020, our director has paid on behalf of the Company, expenses amounted to $14,502.

Currently, our office is provided by our director, Seah Chia Yee, without charge.

Our director, Seah Chia Yee, has not been compensated for the services.

5. PREPAYMENT

As of February 29, 2020, the company has a prepayment of $1,360, of which included prepaid Edgar filing fee and company renewal agent fee.

As of November 30, 2019, the Company has a prepayment of $2,268, of which included prepaid Edgar filing fee and company renewal agent fee.

6. PROPERTY AND EQUIPMENT, NET

	As of February 29, 2020	As of November 30, 2019
	(Unaudited)	(Audited)
Office equipment	$2,709	$2,709
	2,709	2,709

Less: Accumulated depreciation	(1,120)	(985)
Total	$1,589	$1,724

Depreciation, classified as operating expenses, was $135 and $136 respectively for three months ended February 29, 2020 and February 28, 2019.

7. ACCRUED EXPENSES

As of February 29, 2020 and November 30, 2019, the company has an outstanding accrued expense as following:

	As of February 29, 2020	As of November 30, 2019
	(Unaudited)	(Audited)
Accrued audit fee	-	9,800
Accrued reissuance audit opinion	-	3,000
Accrued transfer agent fee	223	150
Accrued review fee	3,000	-
Total	$3,223	$12,950

8. CONCENTRATIONS OF RISK

Since the company has not generated any revenue nor incurring any cost of sales for the three months ended February 29, 2020 and February 28, 2019, the company has no concentration of risk on customer or supplier.

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

As of February 29, 2020, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after February 29, 2020 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended November 30, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months period ended February 29, 2020 and February 28, 2019

Our cash and cash equivalents balance were $511 and $525 as of February 29, 2020 and November 30, 2019 respectively.

Revenues and cost of revenue

The company has not generated any revenue nor incurring and cost of sale for the three months period ended February 29, 2020 and February 28, 2019.

General and administrative expenses

For the three months ended February 29, 2020, the company has incurred general and administrative expenses of $5,830, which consist of mainly financial statement review, filing and transfer agent fee.

For the three months ended February 28, 2019, the company has incurred general and administrative expenses of $4,944, which consist of mainly financial statement review, filing and transfer agent fee.

Net loss

Our net loss for the three-month ended February 29, 2020 and February 28, 2019 were $5,830 and $4,944 respectively.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the three-month period ended February 29, 2020, the company has consumed $12 in operating activity, of which mainly consist of incurring an operating net loss and decrease in accrued expenses contra by loan from director.

For the three-month period ended February 28, 2019, the company has consumed $24,363 in operating activity, of which mainly consist of incurring an operating net loss, decrease in other payable and accrued liabilities and repayment to director.

Cash Used in Investing Activities

The company has not consumed nor generated any cash from investing activity for the three-month period ended February 29, 2020 and February 28, 2019.

Cash Provided by Financing Activities

The company has not consumed nor generated any cash from financing activity for the three-month period ended February 29, 2020 and February 28, 2019.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of February 29, 2020.

Contractual Obligations

As of February 29, 2020, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 29, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending February 29, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 10, 2020

	By:	/s/ Seah Chia Yee
	Name:	Seah Chia Yee
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

