Form 10-Q
period 2020-05-31
Leader Hill Corp
filed 2020-06-25
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2020

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 25, 2020
Common Stock, $0.001 par value	4,825,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED BALANCE SHEETS

	As of
	May 31, 2020	November 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$499	525
Prepayment	441	2,268
Total current assets	940	2,793

Non-current assets
Plant and equipment, net	1,453	1,724
Total non-current assets	1,453	1,724

TOTAL ASSETS	$2,393	$4,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Loan from director	56,710	25,065
Accrued expenses	3,298	12,950
Total current liabilities	$60,008	$38,015

TOTAL LIABILITIES	$60,008	$38,015

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of May 31, 2020 and November 30, 2019, respectively	4,825	4,825
Additional paid-in capital	32,175	32,175
Accumulated other comprehensive loss	(1,505)	(1,493)
Accumulated deficit	(93,110)	(69,005)

TOTAL STOCKHOLDERS’ DEFICIT	$(57,615)	$(33,498)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,393	$4,517

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Six months ended May 31,		Three months ended May 31,
	2020	2019	2020	2019
REVENUE	$-	$2,800	$-	$2,800

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	2,800	-	2,800

OTHER INCOME	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(24,105)	(8,633)	(18,275)	(3,689)

LOSS BEFORE INCOME TAX	(24,105)	(5,833)	(18,275)	(889)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(24,105)	(5,833)	(18,275)	(889)
Non Controlling Interest
Other (loss)/income:
- Foreign currency translation adjustment	(12)	136	(10)	(11)

Comprehensive loss	(24,117)	(5,697)	(18,285)	(900)

Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000	4,825,000	4,825,000	4,825,000

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of December 1, 2019	4,825,000	$4,825	$32,175	$(69,005)	$(1,493)	$(33,498)
Net loss for the period	-	-	-	(5,830)	-	(5,830)
Foreign currency translation	-	-	-	-	(2)	(2)
Balance as of February 29, 2020	4,825,000	$4,825	$32,175	$(74,835)	$(1,495)	$(39,330)
Net loss for the period	-	-	-	(18,275)	-	(18,275)
Foreign currency translation	-	-	-	-	(10)	(10)
Balance as of May 31, 2020	4,825,000	$4,825	$32,175	$(93,110)	$(1,505)	$(57,615)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of December 1, 2018	4,825,000	$4,825	$32,175	$(47,082)	$(1,629)	$(11,711)
Net loss for the period	-	-	-	(4,944)	-	(4,944)
Foreign currency translation	-	-	-	-	147	147
Balance as of February 28, 2019	4,825,000	$4,825	$32,175	$(52,026)	$(1,482)	$(16,508)
Net loss for the period	-	-	-	(889)	-	(889)
Foreign currency translation	-	-	-	-	(11)	(11)
Balance as of May 31, 2019	4,825,000	$4,825	$32,175	$(52,915)	$(1,493)	$(17,408)

See accompanying notes to consolidated financial statements

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended May 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,105)	$(5,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	271	271
Changes in operating assets and liabilities:
Accounts receivables	1,827	-
Accrued expenses	(9,652)	(5,425)
Loan from Director	31,645	(10,579)
Deferred Revenue	-	(2,800)

Net cash used in operating activities	$(14)	$(24,366)

Effect of exchange rate changes on cash and cash equivalents	$(12)	$136

Net decrease in cash and cash equivalents	$(26)	$(24,230)
Cash and cash equivalents, beginning of period	525	24,761

CASH AND CASH EQUIVALENTS, END OF PERIOD	$499	$531

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the SIX MONTHS ended MAY 31, 2019 AND 2020 (UNaudited)

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

The Company’s executive office is located at Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luohu, Shenzhen 518000 China.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended and as at May 31, 2020, the Company incurred a net loss of $24,105 which arrives at accumulated deficit of $93,110. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the six months ended May 31, 2020, the Company has no revenue through providing accounting and advisory related services to customers.

General and administrative expenses

For the three and six months ended May 31, 2020, the company has incurred general and administrative expenses of $18,275 and $24,105 respectively, which consist of mainly financial statement review, transfer agent fee and legal fees.

For the three and six months ended May 31, 2019, the company has incurred general and administrative expenses of $3,689 and $8,633 respectively, which consist of mainly company incorporation fee, audit fee and professional fees.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The company has a cash and cash equivalents of $499 and $525 as of May 31, 2020 and November 30, 2019 respectively.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation.

For the three and six months ended May 31, 2020, the Company has no revenue.

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

The company has incurred depreciation expenses of $135 and $271 for the three months and six months ended May 31, 2020 respectively.

For the three and six months ended May 31, 2019, the company has incurred $135 and $271 of depreciation expenses respectively.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended May 31, 2020, the Company incurred a net loss of $24,105 which arrives at accumulated deficit of $93,110 and no revenue has been generated. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $93,110 and $69,005 as of May 31, 2020 and November 30, 2019 respectively.

For six months ended May 31, 2020 and 2019, the company has incurred a net loss of $24,105.

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

4. AMOUNT DUE TO A DIRECTOR

As of May 31, 2020, and November 30, 2019, the company has a loan from sole director of $56,710 and $25,065 respectively, which is unsecured and non-interest bearing with no fixed terms of repayment.

For the six months period ended May 31, 2020, director has further advance $441 for the settlement of audit fee for previous quarter and this quarter transfer agent fee.

Currently, our office is provided by our director, Seah Chia Yee, without charge.

Our director, Seah Chia Yee, has not been compensated for the services.

5. PREPAYMENT

As of May 31, 2020, and November 30, 2019, the company has a prepayment of $441 represented an outstanding prepaid service fee.

6. PROPERTY AND EQUIPMENT, NET

	As of May 31, 2020	As of November 30, 2019
	(Unaudited)	(Audited)
Office equipment	$2,709	$2,709
	2,709	2,709

Less: Accumulated depreciation	(1,256)	(985)
Total	$1,453	$1,724

The company has incurred depreciation expenses of $135 and $271 for the three months and six months ended May 31, 2020 respectively.

For the three and six months ended May 31, 2019, the company has incurred $135 and $271 of depreciation expenses respectively.

7. ACCRUED EXPENSES

As at May 31, 2020, the company has an outstanding accrued expense as following:

	As of May 31, 2020	As of November 30, 2019
	(Unaudited)	(Audited)
Accrued audit fee	-	9,500
Accrued transfer agent fee	298	3,150
Accrued review fee	3,000	-

Total	$3,000	$12,950

8. CONCENTRATION OF RISK

For the three months ended May 31, 2020, the Company has realized no revenue from customers.

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

As of May 31, 2020, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after May 31, 2020 up through the date the Company issued the financial statements. No other events or transaction has occurred material to the knowledge of shareholders.

11. SIGNIFICANT EVENTS

Imposition of lockdown and other restrictive measures

On 23 January 2020, the Chinese government imposed a lockdown in Wuhan and other cities in the province of Hubei in an effort to quarantine the center of an outbreak of COVID-19. The lockdown in the city of Wuhan has set a precedent to other cities, where other cities within the country has implemented respective restrictive measures, including outdoor restrictions and closed management of communities. Shanghai, where the Company primarily operates the business in, was put under closed managed communities on 10 February 2020. The Chinese economy did fully restart until April 2020.

Before the financial statements were made out, the Board of Directors had considered the impact of COVID-19 outbreak in China, which would have affected the financial position, performance and cash flow of the Company as ended on the reporting date thereon.

The Management concluded that the impact of non-adjusting events from the COVID-19 outbreak has not significantly affected the fair value of the financial assets or liabilities and non-financial assets of the Company, including the classification of current and non-current items that were presented on the reporting date.

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

For the six months ended and as of May 31, 2020, the Company suffered operating losses of $24,105 and had an accumulated deficit of $93,110. The continuation of the Company as a going concern through May 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash needed to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Results of Operation

For the three and six months period ended May 31, 2020 and 2019

Our cash and cash equivalents balance were $499 and $525 as of May 31, 2020 and November 30, 2019 respectively.

Revenues and cost of revenue

For the three and six months ended May 31, 2020, the Company has no revenue , no cost of revenue was incurred for both of mentioned period.

No revenue nor cost of revenue was generated nor incurred for the three and six months period ended May 31, 2019.

General and administrative expenses

For the three and six months ended May 31, 2020, the company has incurred general and administrative expenses of $18,275 and $24,105 respectively, which consist of mainly financial statement review, transfer agent fee, filing fee and application fee for DTC.

For the three and six months ended May 31, 2019, the company has incurred general and administrative expenses of $3,689 and $8,633 respectively, which consist of mainly company incorporation fee, audit fee and professional fees.

Net Profit and net loss

The Company has incurred a net loss of $18,275 and $24,105 for the three and six months period ended May 31, 2020 respectively.

For the three and six months ended May 31, 2019, the Company has incurred a net loss of $889 and $5,833 respectively.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the six months period ended May 31, 2020, the company has consumed $14 in operating activity, of which mainly consist of incurring an operating net loss , decrease in accrued expenses and realization contra by increase in prepayment and amount due to director.

For the six months period ended May 31, 2019, the company has consumed $24,366 in operating activity, of which mainly consist of incurring an operating net loss, increase in account receivable and decrease in other payable and accrued liabilities.

Cash Used in / Provided by Financing Activities

For the six months period ended May 31, 2019 and 2020, the company didn’t incur or generate any cash from financing activity.

Cash Used in / Provided by Investing Activities

For the six months period ended May 31, 2019 and 2020, the company didn’t incur or generate any cash from investing activity.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of May 31, 2020.

Contractual Obligations

As of May 31, 2020, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending May 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 25, 2020

	By:	/s/ Seah Chia Yee
	Name:	Seah Chia Yee
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

