Form 10-K/A
period 2019-11-30
Leader Hill Corp
filed 2020-07-01
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Explanatory Note

The purpose of this Amendment No. 2 (the “Amendment”) to the Annual Report on Form 10-K of Leader Hill Corporation (the “Registrant” or the “Company”) for the year ended November 30, 2019 (the “Original Form 10-K”) is to include both management assessments of Disclosure Controls and Procedures and Internal Control over Financial Reporting specifically under updated COSO Framework 2013 under Items 9A of Part II, Page 14. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are also including with this Amendment certain currently dated certifications and other exhibits. Except for Items 15 of Part IV, page F-2, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

As of November 30, 2019, management assessed the effectiveness of our disclosure controls and procedure and internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO in 2013 and SEC guidance on conducting such assessments

Management’s Remediation Initiatives

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

LEADER HILL CORPORATION
(Name of Registrant)

Date: July 1, 2020	By:	/s/ Seah Chia Yee
	Title:	President, Secretary, Treasurer, Director

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

