Form 10-K/A
period 2019-11-30
Leader Hill Corp
filed 2020-07-10
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Explanatory Note

The purpose of this Amendment No. 3 (the “Amendment”) to the Annual Report on Form 10-K of Leader Hill Corporation (the “Registrant” or the “Company”) for the year ended November 30, 2019 (the “Original Form 10-K”) is to include both management conclusion on the effectiveness of Disclosure Controls and Procedures and Internal Control over Financial Reporting specifically under updated COSO Framework 2013 under Items 9A of Part II, Page 14. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are also including with this Amendment certain currently dated certifications and other exhibits. Except for Items 15 of Part IV, page F-2, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of November 30, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of November 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective.

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

LEADER HILL CORPORATION
(Name of Registrant)

Date: July 10, 2020	By:	/s/ Seah Chia Yee
	Title:	President, Secretary, Treasurer, Director

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

