Form 10-Q
period 2020-08-31
Leader Hill Corp
filed 2020-10-01
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2020

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

N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2020
Common Stock, $0.001 par value	4,825,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

BALANCE SHEETS

	As of
	August 31, 2020	November 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$508	525
Prepayment	791	2,268
Total current assets	1,299	2,793

Non-current assets
Plant and equipment, net	1,318	1,724
Total non-current assets	1,318	1,724

TOTAL ASSETS	$2,617	$4,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Loan from director	62,232	25,065
Accrued expenses	3,000	12,950
Total current liabilities	$65,232	$38,015

TOTAL LIABILITIES	$65,232	$38,015

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of August 31, 2020 and November 30, 2019, respectively	4,825	4,825
Additional paid-in capital	32,175	32,175
Accumulated other comprehensive loss	(1,492)	(1,493)
Accumulated deficit	(98,123)	(69,005)

TOTAL STOCKHOLDERS’ DEFICIT	$(62,615)	$(33,498)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,617	$4,517

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Nine months ended August 31,		Three months ended August 31,
	2020	2019	2020	2019
REVENUE	$-	$46,600	$-	$43,800

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	46,600	-	43,800

OTHER INCOME	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(29,118)	(53,662)	(5,013)	(45,029)

LOSS BEFORE INCOME TAX	(29,118)	(7,062)	(5,013)	(1,229)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(29,118)	(7,062)	$(5,013)	(1,229)
Non Controlling Interest
Other income:
- Foreign currency translation adjustment	1	135	13	(1)

Comprehensive loss	(29,117)	(6,927)	(5,000)	(1,230)

Net loss per share- Basic and diluted	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000	4,825,000	4,825,000	4,825,000

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
	NUMBER OF Shares	Amount		Additional Paid-in Capital		Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of December 1, 2019	4,825,000	$4,825		$32,175		$(69,005)	$(1,493)	$(33,498)
Net loss for the period	-	-		-		(5,830)	-	(5,830)
Foreign currency translation	-	-		-		-	(2)	(2)
Balance as of February 29, 2020	4,825,000	$4,825		$32,175		$(74,835)	$(1,495)	$(39,330)
Net loss for the period	-	-		-		(18,275)	-	(18,275)
Foreign currency translation	-	-		-		-	(10)	(10)
Balance as of May 31, 2020	4,825,000	$4,825		$32,175		$(93,110)	$(1,505)	$(57,615)
Net loss for the period	-		-		-	(5,013)	-	(5,013)
Foreign currency translation	-	-		-		-	13	13
Balance as of August 31, 2020	4,825,000	$4,825		$32,175		(98,123)	(1,492)	(62,615)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated (DEFICIT)/ PROFIT	Accumulated comprehensive loss	Total STOCKHOLDERS EQUITY
Balance as of December 1, 2018	4,825,000	$4,825	$32,175	$(47,082)	$(1,629)	$(11,711)
Net loss for the period	-	-	-	(4,944)	-	(4,944)
Foreign currency translation	-	-	-	-	147	147
Balance as of February 28, 2019	4,825,000	$4,825	$32,175	$(52,026)	$(1,482)	$(16,508)
Net loss for the period	-	-	-	(889)	-	(889)
Foreign currency translation	-	-	-	-	(11)	(11)
Balance as of May 31, 2019	4,825,000	$4,825	$32,175	$(52,915)	$(1,493)	$(17,408)
Net loss for the period				(1,229)		(1,229)
Foreign currency translation					(1)	(1)
Balance as of August 31, 2019	4,825,000	$4,825	$32,175	(54,144)	(1,494)	(18,638)

See accompanying notes to consolidated financial statements

LEADER HILL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended August 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,118)	$(7,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	406	406
Changes in operating assets and liabilities:
Prepayment, deposit and other receivables	1,477	39,371
Accrued expenses	(9,950)	(46,350)
Loan from Director	37,167	(5,135)
Deferred Revenue	-	(5,600)

Net cash used in operating activities	$(18)	$(24,370)

Effect of exchange rate changes on cash and cash equivalents	$(1)	$135

Net decrease in cash and cash equivalents	$(17)	$(24,235)
Cash and cash equivalents, beginning of period	525	24,761

CASH AND CASH EQUIVALENTS, END OF PERIOD	$508	$526

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the Nine MONTHS ended AUGUST 31, 2020 AND 2019 (UNaudited)

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

The Company’s executive office is located at Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luohu, Shenzhen 518000 China.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended and as at August 31, 2020, the Company incurred a net loss of $29,118 which arrives at accumulated deficit of $98,123. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the nine months ended August 31, 2020, the Company has no revenue through providing accounting and advisory related services to customers.

General and administrative expenses

For the three and nine months ended August 31, 2020, the company has incurred general and administrative expenses of $5,013 and $29,118 respectively, which consist of mainly financial statement review, transfer agent fee and legal fees.

For the three and nine months ended August 31, 2019, the company has incurred general and administrative expenses of $45,029 and $53,662 respectively, which consist of mainly company incorporation fee, audit fee and professional fees.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The company has a cash and cash equivalents of $508 and $525 as of August 31, 2020 and November 30, 2019 respectively.

Deferred Revenue

For service contracts where the performance obligation is not completed, deferred revenue is recorded for any payments received in advance of the performance obligation.

For the three and nine months ended August 31, 2020, the Company has no revenue.

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

The company has incurred depreciation expenses of $135 and $406 for the three months and nine months ended August 31, 2020 respectively.

For the three and nine months ended August 31, 2019, the company has incurred $135 and $406 of depreciation expenses respectively.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended August 31, 2020, the Company incurred a net loss of $29,118 which arrives at accumulated deficit of $98,123 and no revenue has been generated. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $98,123 and $69,005 as of August 31, 2020 and November 30, 2019 respectively.

For nine months ended August 31, 2020 and 2019, the company has incurred a net loss of $29,118.

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

4. AMOUNT DUE TO A DIRECTOR

As of August 31, 2020, and November 30, 2019, the company has a loan from sole director of $62,232 and $25,065 respectively, which is unsecured and non-interest bearing with no fixed terms of repayment.

For the nine months period ended August 31, 2020, director has further advance $37,167 for the settlement of audit fee for previous quarter and this quarter transfer agent fee.

Currently, our office is provided by our director, Seah Chia Yee, without charge.

Our director, Seah Chia Yee, has not been compensated for the services.

5. PREPAYMENT

As of August 31, 2020, and November 30, 2019, the company has a prepayment of $791 represented an outstanding prepaid service fee.

6. PROPERTY AND EQUIPMENT, NET

	As of August 31, 2020	As of November 30, 2019
	(Unaudited)	(Audited)
Office equipment	$2,709	$2,709
	2,709	2,709

Less: Accumulated depreciation	(1,391)	(985)
Total	$1,318	$1,724

The company has incurred depreciation expenses of $135 and $406 for the three months and nine months ended August 31, 2020 respectively.

For the three and nine months ended August 31, 2019, the company has incurred $135 and $406 of depreciation expenses respectively.

7. ACCRUED EXPENSES

As at August 31, 2020, the company has an outstanding accrued expense as following:

	As of August 31, 2020	As of November 30, 2019
	(Unaudited)	(Audited)
Accrued audit fee	-	9,500
Accrued transfer agent fee	-	150
Accrued Reissuance of audit opinion	-	3,000
Accrued review fee	3,000	-
Total	$3,000	$12,950

8. CONCENTRATION OF RISK

For the three and nine months ended August 31, 2020, the Company has no revenue from customers.

For the three and nine months ended August 31, 2019, the Company has realized a revenue of $43,800 and $46,600 respectively, from two and three customers respectively.

	For three months ended August 31
	2020	2019	2020	2019	2020	2019
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$41,000	-	94%	$-	$-
Customer B	-	2,800	-	6%	-	-
	$-	$43,800	-	100%	$-	$-

	For nine months ended August 31
	2020	2019	2020	2019	2020	2019
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$41,000	-	88%	$-	$-
Customer B	-	2,800	-	6%	-	-
Customer C	-	2,800	-	6%	-	-
	$-	$46,600	-	100%	$-	$-

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

As of August 31, 2020, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after August 31, 2020 up through the date the Company issued the financial statements.

On September 28, 2020 the Board of Directors of Leader Hill Corp. approved the resignation of Total Asia Associates PLT as the independent registered public accounting firm of the Company, effective immediately.

Concurrent with the dismissal of Total Asia the Company, upon the Board of Directors’ approval, engaged JP Centurion & Partners PLT as the Company’s independent registered public accounting firm, effective immediately.

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

For the nine months ended and as of August 31, 2020, the Company suffered operating losses of $29,118 and had an accumulated deficit of $98,123. The continuation of the Company as a going concern through August 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash needed to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Results of Operation

For the three and nine months period ended August 31, 2020 and 2019

Our cash and cash equivalents balance were $508 and $525 as of August 31, 2020 and November 30, 2019 respectively.

Revenues and cost of revenue

For the three and nine months ended August 31, 2020, the Company has no revenue , no cost of revenue was incurred for both of mentioned period.

For the three and nine months ended August 31, 2019, the Company has realized a revenue of $43,800 and $46,600 respectively, from two and three customers respectively, no cost of revenue was incurred for both of mentioned period.

General and administrative expenses

For the three and nine months ended August 31, 2020, the company has incurred general and administrative expenses of $5,013 and $29,118 respectively, which consist of mainly financial statement review, transfer agent fee, filing fee and application fee for DTC.

For the three and nine months ended August 31, 2019, the company has incurred general and administrative expenses of $45,029 and $53,662 respectively, which consist of mainly company incorporation fee, audit fee and professional fees.

Net loss

The Company has incurred a net loss of $5,013 and $29,118 for the three and nine months period ended August 31, 2020 respectively.

For the three and nine months ended August 31, 2019, the Company has incurred a net loss of $1,229 and $7,062 respectively.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the nine months period ended August 31, 2020, the company has consumed $18 in operating activity, of which mainly consist of incurring an operating net loss and increase in accrued expenses contra by increase in loan form director.

For the nine months period ended August 31, 2019, the company has consumed $22,835 in operating activity, of which mainly consist of incurring an operating net loss, increase in account receivable and decrease in other payable and accrued liabilities.

Cash Used in / Provided by Financing Activities

For the nine months period ended August 31, 2019 and 2020, the company didn’t incur or generate any cash from financing activity.

Cash Used in / Provided by Investing Activities

For the nine months period ended August 31, 2019 and 2020, the company didn’t incur or generate any cash from investing activity.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of August 31, 2020.

Contractual Obligations

As of August 31, 2020, the Company has no contractual obligations involved.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of August 31, 2020.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending August 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

Item 6. Exhibits

31.1	Rule 13(a)-14(a) / 15(d)-14(a) Certification of principal executive officer and principal financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER HILL CORPORATION
(Name of Registrant)

Date: September 30, 2020

	By:	/s/ Seah Chia Yee
	Name:	Seah Chia Yee
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

