Form 10-K
Leader Hill Corp
filed 2020-12-14
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended November 30, 2020

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

Class	Number of Shares Held by Non-affiliates	Average Bid Price as of May 31, 2020	Aggregate Market Value
Voting Common Stock	825,000	$0.10	$82,500

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 14, 2020
Common Stock, $0.001 par value	4,825,000

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Leader Hill Corporation

FORM 10-K

For the Fiscal Year Ended November 30, 2020

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

Employees

As of November 30, 2020, we have one employee, our President, Seah Chia Yee. Currently, Mr. Seah has the flexibility to work on our business up to 30 hours per week, but is prepared to devote more time if necessary. The Company intends to employ 10 employees in 2021, with 3 employees designated to management and administration, 1 employee to marketing, and 6 professionals to providing corporate consulting and support services. It is the intention of the Company to focus on hiring employees who hold relevant professional degrees and above average Mandarin proficiency.

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

Holders

As of November 30, 2020, we had 4,825,000 shares of our Common Stock par value, $0.001 issued and outstanding. There were 34 beneficial owners of our Common Stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes to those financial statements appearing elsewhere in this Report.

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

As of November 30, 2020, and 2019, our accumulated deficits were $109,014 and $69,005 respectively. Our stockholders’ deficit was $6,804 and $33,498 as of November 30, 2020 and 2019 respectively.

Results of Operations

Revenue

For the year ended November 30, 2020, the Company did not generate any revenue.

For the year ended November 30, 2019, the Company has generated a revenue of $46,600, from two customers each for $41,000 pertaining to business and financial advisory services provided and $5,600 of company incorporation services and accounting services respectively.

The management of the Company believe there is significant concentration on customer for the year ended November 30, 2019.

General and Administrative Expenses

For the year ended November 30, 2020, the Company has incurred a general and administrative expenses of $40,009. Of which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees and filing agent fees.

For the year ended November 30, 2019, the Company has incurred a general and administrative expenses of $68,523. Of which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees, filing agent fees and accrual of prepaid expenses related to website development.

Net Loss

The Company has incurred net loss of $40,009 and $21,923 for the year ended November 30, 2020 and 2019 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in/(Provided by) Operating Activities

For the year ended November 30, 2020, the Company has used $21 in operating activities caused by net loss from operating, increase in other payables and accrued liabilities contra by depreciation expenses, decrease in prepayment, deposits and other receivables and waiver of advances from director.

For the year ended November 30, 2019, the Company has used $24,372 in operating activities primarily caused by net loss from operating, accrual of prepaid website development fee, realization of deferred revenue and recognition of revenue previously categorized as customer deposit contra by the advances from director for working capital purpose.

Cash Used In investing activities

The Company has not used nor received any cash from investing activity for the year ended November 30, 2020 and 2019.

Cash Provided by Financing Activities

For the year ended November 30, 2020 and 2019, the Company has not used nor being provided with cash from financing activity.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of November 30, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of November 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of November 30, 2020.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at November 30, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO in 2013 and SEC guidance on conducting such assessments

Management’s Remediation Initiatives

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2021.

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

NAME	AGE	POSITION
Chia Yee Seah	30	President, Secretary, Treasurer, Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended November 30, 2020.

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our most recent fiscal year end.

Summary Compensation Table
Name and principal position (a)	Year ended November 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chia Yee Seah Chief Executive Officer, President, Secretary, Treasurer, Director	2020	-	-	-	-	-	-	-	$-
	2019	-	-	-	-	-	-	-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 30, 2020, the Company has 4,825,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

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

As of November 30, 2020, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share (“Common Stock”). We have 4,825,000 shares of Common Stock issued and outstanding on the November 30, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended November 30, 2020 and 2019. We have engaged JP Centurion & Partners PLT as our principal accountant since the quarter ended August 31, 2020 and before that was Total Asia Associates since May 2019 and before that was TAAD since 2017.

ACCOUNTING FEES AND SERVICES	2020	2019

Audit fees	$18,500	$18,200
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	3,000

Total	$18,500	$21,700

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

LEADER HILL CORPORATION
(Name of Registrant)

Date: December 14, 2020	By:	/s/ Seah Chia Yee
	Title:	President, Secretary, Treasurer, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Leader Hill Corporation

Flat 1204 Block B, Mei Li Yuan

Hong Ling Middle Road, Luohu

Shenzhen 518000 China

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Leader Hill Corporation (“the Company”) as of November 30, 2020, and the related statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended of November 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020, and the results of its operations and its cash flows for the year ended of November 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, for the year ended November 30, 2020 the Company incurred a net loss and has net capital and working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2020.

Kuala Lumpur, Malaysia

Date: December 14, 2020

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Leader Hill Corporation

Flat 1204 Block B, Mei Li Yuan

Hong Ling Middle Road, Luohu

Shenzhen 518000 China

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Leader Hill Corporation (“the Company”) as of November 30, 2019, and the related statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended of November 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019, and the results of its operations and its cash flows for the year ended of November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Kuala Lumpur, Malaysia

Date: January 13, 2020

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED BALANCE SHEETS

AS OF NOVEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of November 30
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$512	525
Prepayment	1,101	2,268
Total current assets	1,613	2,793

Non-current assets
Office equipment, net	$1,182	$1,724
Total non-current assets	1,182	1,724

TOTAL ASSETS	$2,795	$4,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Amount due to a director	$-	$25,065
Accrued expenses and other payables	9,599	12,950
Total current liabilities	$9,599	$38,015

TOTAL LIABILITIES	$9,599	$38,015

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	-	-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of November 30, 2020 and November 30, 2019, respectively	$4,825	$4,825
Additional paid-in capital	98,870	32,175
Accumulated other comprehensive loss	(1,485)	(1,493)
Accumulated deficit	(109,014)	(69,005)

TOTAL STOCKHOLDERS’ DEFICIT	$(6,804)	$(33,498)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,795	$4,517

See accompanying notes to financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED NOVEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year Ended November 30
	2020	2019
REVENUE	$-	$46,600

COST OF REVENUE	-	-

GROSS PROFIT	-	46,600

OTHER INCOME	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(40,009)	(68,523)

LOSS BEFORE INCOME TAX	(40,009)	(21,923)

INCOME TAX PROVISION	-	-

NET LOSS	$(40,009)	(21,923)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	8	136

Comprehensive loss	(40,001)	(22,287)

Net income/(loss) per share- Basic and diluted	(0.01)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000	4,825,000

See accompanying notes to financial statements.

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

AS AT NOVEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated DEFICIT	Accumulated comprehensive loss	Total STOCKHOLDERS’ EQUITY
Balance as of November 30, 2018	4,825,000	4,825	32,175	(47,082)	(1,629)	(11,711)
Net loss for the period	-	-	-	(21,923)	-	(21,923)
Foreign currency translation	-	-	-	-	136	136
Balance as of November 30, 2019	4,825,000	4,825	32,175	(69,005)	(1,493)	(33,498)
Waiver of amount due to director	-	-	66,695	-	-	66,695
Net loss for the period	-	-	-	(40,009)	-	(40,009)
Foreign currency translation	-	-	-	-	8	8
Balance as of November 30, 2020	4,825,000	4,825	98,870	(109,014)	(1,485)	(6,804)

See accompanying notes to financial statements

LEADER HILL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year Ended November 30
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,009)	$(21,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	542	542
Changes in operating assets and liabilities:
Accounts receivables	1,167	-
Prepayment, deposits and other receivables	-	37,832
Amount due to director	41,630	1,327
Other payables and accrued liabilities	(3,351)	(36,550)
Deferred revenue	-	(5,600)

Net cash used in operating activities	$(21)	$(24,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	$-	$-

Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from share issuance	-	-
Subscription receivable	-	-

Net cash used in financing activities	$-	$-

Effect of exchange rate changes on cash and cash equivalents	$8	$136

Net decrease in cash and cash equivalents	$(13)	$(24,236)
Cash and cash equivalents, beginning of year	525	24,761

CASH AND CASH EQUIVALENTS, END OF YEAR	$512	$525

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to financial statements.

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

The Company’s executive office is located at Flat 1204 Block B, Mei Li Yuan, Hong Ling Middle Road, Luohu, Shenzhen 518000 China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements for Leader Hill Corporation for the year ended November 30, 2020 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) The Company has adopted November 30 as its fiscal year end.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there were no material changes to the Company’s financial statements upon adoption of ASC 606.

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

General and Administrative Expenses

For the year ended November 30, 2020, the Company has incurred a general and administrative expenses of $40,009. Of which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees and filing agent fees.

For the year ended November 30, 2019, the Company has incurred a general and administrative expenses of $68,523. Of which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees, filing agent fees and accrual of prepaid expenses related to website development.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Our cash and cash equivalents are $512 and $525 as of November 30, 2020 and 2019, respectively.

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

Depreciation and amortization expense, classified as operating expenses, was $542 for both the year ended November 30, 2020 and 2019, respectively.

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

As of November 30, 2020 and 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $109,014 and $69,005 as of November 30, 2020 and 2019 respectively. For the year ended November 30, 2020 and 2019, the Company has net loss of $40,009 and $21,923 respectively.

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

4. AMOUNT DUE TO A DIRECTOR

As of November 30, 2019, the company has an outstanding payable to director of $25,065, which is unsecured and non-interest bearing with no fixed terms of repayment.

For the year ended November 30, 2020, our director has further advance $40,009 to the Company for working capital purpose which was subsequently written off as waiver of amount due to director for a total $65,074, recorded as additional paid-in capital.

Currently, our office is provided by our director, Seah Chia Yee, without charge.

Our director, Seah Chia Yee, has not been compensated for the services.

5. PREPAYMENT

As of November 30, 2020, the Company has a prepayment of $1,101, of which included prepaid Edgar filing fee and company renewal agent fee.

As of November 30, 2019, the Company has a prepayment of $2,268, of which included prepaid Edgar filing fee and company renewal agent fee.

6. PROPERTY AND EQUIPMENT, NET

	As of November 30, 2020	As of November 30, 2019
Office equipment	$2,709	$2,709
	2,709	2,709

Less: Accumulated depreciation	(1,527)	(985)
Office equipment, net	$1,182	$1,724

Depreciation, classified as operating expenses, was $542 respectively for year ended November 30, 2020 and 2019.

7. ACCRUED EXPENSES

As at November 30, 2020 and 2019, the company has an outstanding accrued expense as following:

	As of November 30, 2020	As of November 30, 2019
Accrued audit fee	9,500	9,800
Accrued reissuance audit opinion	-	3,000
Accrued transfer agent fee	99	150
Total	$9,599	$12,950

8. INCOME TAXES

The income (loss) before income taxes of the Company for the years ended November 30, 2020 and 2019 were comprised of the following:

	For the year ended November 30
	2020	2019

Loss before income taxes	$(40,009)	$(21,923)

Provision for income taxes consisted of the following:

	For the year ended November 30
	2020	2019

Current:	$-	$-

Deferred:	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of November 30, 2018 from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of November, 2019, the operations in the United States of America incurred $109,014 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of approximately $22,893 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of November 30, 2020 and 2019:

	As of November 30, 2020	As of November 30, 2019
Deferred tax assets:

Net operating loss carryforwards	$22,893	$14,491
Less: valuation allowance	(22,893)	(14,491)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $22,893 as of November 30, 2020.

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

As of November 30, 2020, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after November 30, 2020 up through the date the Company issued the financial statements.

11. SIGNIFICANT EVENT

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

