Form 10-Q
period 2021-02-28
Leader Hill Corp
filed 2021-04-19
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended February 28, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 333-223712

LEADER HILL CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	37- 1867536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 0701, Unit 2, Building 11, Shui’an Xindu, Coastal

Industrial Base, Yingkou City, Liaoning Province, 115000, China.

(Address of principal executive offices, including zip code)

(+86) 0417 3329188

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2021
Common Stock, $0.001 par value	4,825,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	February 28, 2021	November 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$512	$512
Prepayment	$1,101	$1,101
Total current assets	$1,613	$1,613

Non-current assets
Plant and equipment, net	$1,047	$1,182
Total non-current assets	$1,047	$1,182

TOTAL ASSETS	$2,660	$2,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$14,399	$9,599
Total current liabilities	$14,399	$9,599

TOTAL LIABILITIES	$14,399	$9,599

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	$-	$-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of February 28, 2021 and November 30, 2020, respectively	$4,825	$4,825
Additional paid-in capital	$98,870	$98,870
Accumulated other comprehensive loss	$(1,485)	$(1,485)
Accumulated deficit	$(113,949)	$(109,014)

TOTAL STOCKHOLDERS’ DEFICIT	$(11,739)	$(6,804)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,660	$2,795

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	February 28, 2021	February 29, 2020
REVENUE	$-	$-

COST OF REVENUE	$-	$-

GROSS PROFIT	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	$(4,935)	$(5,830)

LOSS BEFORE INCOME TAX	$(4,935)	$(5,830)

INCOME TAX PROVISION	$-	$-

NET LOSS	$(4,935)	$(5,830)

Other comprehensive (loss)/income:
- Foreign currency translation adjustment	$-	$(2)

Comprehensive loss	$(4,935)	$(5,832)
Net loss per share- Basic and diluted	$(0)	$(0)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000	4,825,000

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED STATEMENTS OF SHAREHOLDERS’

EQUITY AS OF FEBRUARY 28, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED (DEFICIT)/PROFIT	ACCUMULATED COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS EQUITY
Balance as of November 30, 2019	4,825,000	$4,825	$32,175	$(69,005)	$(1,493)	$(33,498)
Waiver of amount due to director	-	$-	$66,695	$-	$-	$66,695
Net loss for the period	-	$-	$-	$(40,009)	$-	$(40,009)
Foreign currency translation	-	$-	$-	$-	$8	$8
Balance as of November 30, 2020	4,825,000	$4,825	$98,870	$(109,014)	$(1,485)	$(6,804)
Net loss for the period	-	$-	$-	$(4,935)	$-	$(4,935)
Foreign currency translation	-	$-	$-	$-	$-	$-
Balance as of February 28, 2021	4,825,000	$4,825	$98,870	$(113,949)	$(1,485)	$(11,739)

See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	February 28, 2021	February 29, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,935)	$(5,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$135	$135
Changes in operating assets and liabilities:
Accrued expenses	$4,800	$(9,727)
Prepayment	$-	$908
Amount due to a director	$-	$14,502

Net cash provided by operating activities	$-	$(12)

Effect of exchange rate changes on cash and cash equivalents	$-	$(2)

Net decrease in cash and cash equivalents	$-	$(13)
Cash and cash equivalents, beginning of period	$512	$525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$512	$512

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Leader Hill Corporation, a Nevada corporation (“the Company”), was incorporated under the laws of the State of Nevada on August 21, 2017.

We are an early stage business consulting company that intends to assist start-up to midsize companies in the East Asia region, with a focus on mainland China and Hong Kong, to operate their businesses more cost effectively through our multifaceted consulting services.

The Company’s executive office is located at Room 0701, Unit 2, Building 11, Shui’an Xindu, Coastal Industrial Base, Yingkou City, Liaoning Province, 115000, China.

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

General and administrative expenses

For the three months ended February 28, 2021, the company has incurred general and administrative expenses of $4,935, which consist of mainly financial statement review, filing and transfer agent fee.

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

The company has a cash and cash equivalents of $512 and $512 as of February 28, 2021 and November 30, 2020 respectively.

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

The company has incurred depreciation expenses of $135 and $135 for the three months ended February 28, 2021 and February 29, 2020 respectively.

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual rights to receive cash. For smaller public business entities, the amendments in this Update are effective for fiscal years beginning after January 1, 2023, including interim periods within those fiscal years. All entities may adopt the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is in the process of evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $113,949 and $109,014 as of February 28, 2021 and November 30, 2020 respectively. For three months ended February 28, 2021 and February 29, 2020, the company has net loss of $4,935 and $5,830 respectively.

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

4. AMOUNT DUE TO A DIRECTOR

As of February 28, 2021, and November 30, 2020, the company has no loan from sole director.

Currently, our office is provided by our director, Liu Muzhen, without charge.

Our director, Liu Muzhen, has not been compensated for the services.

5. PREPAYMENT

As of February 28, 2021, the company has a prepayment of $1,101, of which included prepaid Edgar filing fee and company renewal agent fee.

As of November 30, 2020, the Company has a prepayment of $1,101, of which included prepaid Edgar filing fee and company renewal agent fee.

6. PROPERTY AND EQUIPMENT, NET

	As of	As of
	February 28, 2021	November 30, 2020
	(Unaudited)	(Audited)
Office equipment	$2,709	$2,709
	$2,709	$2,709

Less: Accumulated depreciation	$(1,662)	$(1,527)
Total	$1,047	$1,182

Depreciation, classified as operating expenses, was $135 and $135 respectively for three months ended February 28, 2021 and February 29, 2020.

7. ACCRUED EXPENSES

As of February 28, 2021 and November 30, 2020, the company has an outstanding accrued expense as following:

	As of	As of
	February 28, 2021	November 30, 2020
	(Unaudited)	(Audited)
Accrued audit fee	$1,800	$9,500
Accrued transfer agent fee	$-	$99
Accrued review fee	$3,000	$-
Total	$4,800	$9,599

8. CONCENTRATIONS OF RISK

Since the company has not generated any revenue nor incurring any cost of sales for the three months ended February 28, 2021 and February 29, 2020, the company has no concentration of risk on customer or supplier.

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

On December 17, 2020, as a result of a private transactions, 4,000,000 shares of common stock, $0.001 par value per share (the “Shares”) of the “Company were transferred from Chia Yee Seah to certain purchasers (collectively, the “Purchasers”). As a result, the Purchasers became the holders of approximately 82.9% of the issued and outstanding share capital of the Company and our new CEO, Mr. Liu Muzhen held 2,700,000 common shares or 55.95% shareholding of the Company. The consideration paid for the Shares was $287,000. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the transaction, Chia Yee Seah released the Company from all debts owed to him.

As of February 28, 2021, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after February 28, 2021 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended November 30, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations. “These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No. 2, dated June 15, 2018, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward- looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Leader Hill Corporation, a Nevada corporation (“the Company”), was incorporated under the laws of the State of Nevada on August 21, 2017.

The Company’s executive office is located at Room 0701, Unit 2, Building 11, Shui’an Xindu, Coastal Industrial Base, Yingkou City, Liaoning Province, 115000, China.

We are an early stage business consulting company that intends to assist start-up to midsize companies in the East Asia region, with a focus on mainland China and Hong Kong, to operate their businesses more cost effectively through our multifaceted consulting services. Additionally, it should be noted that the Company has not yet generated any revenue, and we currently operate at a net loss.

On December 17, 2020, the existing director and officer resigned immediately. Accordingly, Chia Yee Seah, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Liu Muzhen consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

Mr. Liu Muzhen (“Mr. Liu”), age 33, is currently studying a Master of Business Administration in the University of New Buckingham, while his bachelor’s degree was obtained in Capital Normal University, with major in software engineering.

From August 2012 to December 2016, Mr. Liu was a general manager of Shanghai Guangya Network Technology Company Limited (“Guangya”). Guangya had two major business steams, first one was business of network technology research and development, with its in-house Software-as-a-service as solution to its clients. The second one was sales and distribution of electronic appliances, communication tools and Audio-visual equipment. Mr. Liu was responsible to be the oversight of the whole company, business development, reporting of financial result to shareholders.

From January 2017 to the present, Mr. Liu has been a general manager of Big Player (Shenzhen) Media Company Limited (“Big Player”). Big Player is engaging in not only cultural campaign planning, corporate branding, and advertisement, but also website, online game and application development. Mr. Liu is responsible for the online game and application development, strategic development of the Company and review of the strategy implementation.

Liu Muzhen has been appointed as a Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Chairman of Board of Directors of the Company since December 17, 2020.

Results of Operation

For the three months period ended February 28, 2021 and November 30, 2020

Our cash and cash equivalents balance were $512 and $512 as of February 28, 2021 and November 30, 2020 respectively.

Revenues and cost of revenue

The company has not generated any revenue nor incurring and cost of sale for the three months period ended February 28, 2021 and February 29, 2020.

General and administrative expenses

For the three months ended February 28, 2021, the company has incurred general and administrative expenses of $4,935, which consist of mainly financial statement review, filing and transfer agent fee.

For the three months ended February 29, 2020, the company has incurred general and administrative expenses of $5,830, which consist of mainly financial statement review, filing and transfer agent fee.

Net loss

Our net loss for the three-month ended February 28, 2021 and February 29, 2020 were $4,935 and $5,830 respectively.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the three-month period ended February 28, 2021, the company has not consumed any cash in operating activity.

For the three-month period ended February 29, 2020, the company has consumed $12 in operating activity, of which mainly consist of incurring an operating net loss and decrease in accrued expenses contra by loan from director.

Cash Used in Investing Activities

The company has not consumed nor generated any cash from investing activity for the three-month period ended February 28, 2021 and February 29, 2020.

Cash Provided by Financing Activities

The company has not consumed nor generated any cash from financing activity for the three-month period ended February 28, 2021 and February 29, 2020.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of February 28, 2021.

Contractual Obligations

As of February 28, 2021, the Company has no contractual obligations involved.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

LEADER HILL CORPORATION
(Name of Registrant)

Date: April 19, 2021
	By:	/s/ Liu Muzhen
	Name:	Liu Muzhen
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

