Form 10-Q
period 2021-05-31
Leader Hill Corp
filed 2021-07-15
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2021 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________

Commission File Number 333-223712

LEADER HILL CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	37- 1867536
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 15, 2021
Common Stock, $0.001 par value	4,825,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	May 31, 2021	November 30, 2020
(Unaudited)		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$512
Prepayment	$1,101	$1,101
Total current assets	$1,101	$1,613

Non-current assets
Plant and equipment, net	$912	$1,182
Total non-current assets	$912	$1,182

TOTAL ASSETS	$2,013	$2,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$19,199	$9,599
Total current liabilities	$19,199	$9,599

TOTAL LIABILITIES	$19,199	$9,599

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	$-	$-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of May 31, 2021 and November 30, 2020, respectively	$4,825	$4,825
Additional paid-in capital	$98,365	$98,870
Accumulated other comprehensive loss	$(118,894)	$(1,485)
Accumulated deficit	$(1,482)	$(109,014)

TOTAL STOCKHOLDERS’ DEFICIT	$(17,186)	$(6,804)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,013	$2,795

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Six months ended May 31,		Three months ended May 31,
	2021	2020	2021	2020
REVENUE	$-	$-	$-	$-

COST OF REVENUE	$-	$-	$-	$-

GROSS PROFIT	$-	$-	$-	$-

OTHER INCOME	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	$(9,880)	$(24,105)	$(4,945)	$(18,275)

LOSS BEFORE INCOME TAX	$(9,880)	$(24,105)	$(4,945)	$(18,275)

INCOME TAX PROVISION	$-	$-	$-	$-

NET LOSS	$(9,880)	$(24,105)	$(4,945)	$(18,275)

Other comprehensive (loss)/income:
- Foreign currency translation adjustment	$3	$(12)	$3	$(10)

Comprehensive loss	$(9,877)	$(24,117)	$(4,942)	$(18,285)

Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000	4,825,000	4,825,000	4,825,000

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED STATEMENTS OF SHAREHOLDERS’

EQUITY AS OF MAY 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED (DEFICIT) /PROFIT	ACCUMULATED COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS EQUITY
Balance as of November 30, 2019	4,825,000	$4,825	$32,175	$(69,005)	$(1,493)	$(33,498)
Waiver of amount due to director	-	$-	$66,695	$-	$-	$66,695
Net loss for the period	-	$-	$-	$(40,009)	$-	$(40,009)
Foreign currency translation	-	$-	$-	$-	$8	$8
Balance as of November 30, 2020	4,825,000	$4,825	$98,870	$(109,014)	$(1,485)	$(6,804)
Waiver of amount due to director	-	$-	$(505)	$-	$-	$(505)
Net loss for the period	-	$-	$-	$(9,880)	$-	$(9,880)
Foreign currency translation	-	$-	$-	$-	$3	$3
Balance as of May 31, 2021	4,825,000	$4,825	$98,365	$(118,894)	$(1,482)	$(17,186)

See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	May 31, 2021	May 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,880)	$(24,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$271	$271
Changes in operating assets and liabilities:
Accounts receivables	$(505)	$1,827
Accrued expenses	$9,600	$(9,652)
Amount due to a director	$-	$31,645

Net cash provided by operating activities	$(514)	$(14)

Effect of exchange rate changes on cash and cash equivalents	$2	$(12)

Net decrease in cash and cash equivalents	$(512)	$(26)
Cash and cash equivalents, beginning of period	$512	$525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$499

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2021 AND MAY 31, 2020 (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements for Leader Hill Corporation are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted November 30 as its fiscal year end. In the opinion of management all adjustments that are necessary in order to make the financial statements not misleading have been made.

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

General and administrative expenses

For the three and six months ended May 31, 2021, the company has incurred general and administrative expenses of $4,945 and $9,880 respectively, which consist of mainly financial statement review, filing and transfer agent fee.

For the three and six months ended May 31, 2020, the company has incurred general and administrative expenses of $18,275 and $24,105 respectively, which consist of mainly financial statement review, filing and transfer agent fee.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments.

The company has a cash and cash equivalents of $Nil and $512 as of May 31, 2021 and November 30, 2020 respectively.

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

The company has incurred depreciation expenses of $135 and $271 for the three and six months ended May 31, 2021 respectively.

The company has incurred depreciation expenses of $135 and $271 for the three and six months ended May 31, 2020 respectively.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $118,894 and $109,014 as of May 31, 2021 and November 30, 2020 respectively. For the three and six months ended May 31, 2021, the company has net loss of $4,945 and $9,880 respectively. For the three and six months ended May 31, 2020, the company has net loss of $18,275 and $24,105 respectively.

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

4. AMOUNT DUE TO A DIRECTOR

As of May 31, 2021, and November 30, 2020, the company has no loan from sole director.

Currently, our office is provided by our director, Liu Muzhen, without charge.

Our director, Liu Muzhen, has not been compensated for the services.

5. PREPAYMENT

As of May 31, 2021, the company has a prepayment of $1,101, of which included prepaid Edgar filing fee and company renewal agent fee. As of November 30, 2020, the Company has a prepayment of $1,101, of which included prepaid Edgar filing fee and company renewal agent fee.

6. PROPERTY AND EQUIPMENT, NET

	As of	As of
	May 31, 2021	November 30, 2020
	(Unaudited)	(Audited)
Office equipment	$2,709	$2,709
	$2,709	$2,709

Less: Accumulated depreciation	$(1,797)	$(1,527)
Total	$912	$1,182

Depreciation, classified as operating expenses, was $135 and $271 for the three and six months ended May 31, 2021 respectively.

Depreciation, classified as operating expenses, was $135 and $271 for the three and six months ended May 31, 2020 respectively.

7. ACCRUED EXPENSES

As of May 31, 2021 and November 30, 2020, the company has an outstanding accrued expense as following:

	As of	As of
	May 31, 2021	November 30, 2020
	(Unaudited)	(Audited)
Accrued audit fee	$11,300	$9,500
Loan from Director	$4,800	$-
Accrued transfer agent fee	$99	$99
Accrued review fee	$3,000	$-
Total	$19,199	$9,599

8. CONCENTRATIONS OF RISK

Since the company has not generated any revenue nor incurring any cost of sales for the six months ended May 31, 2021 and May 31, 2020, the company has no concentration of risk on customer or supplier.

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

On December 17, 2020, as a result of a private transactions, 4,000,000 shares of common stock, $0.001 par value per share (the “Shares”) of Leader Hill Corporation, a Nevada corporation (the “Company”), were transferred from Chia Yee Seah to certain purchasers (collectively, the “Purchasers”). As a result, the Purchasers became the holders of approximately 82.9% of the issued and outstanding share capital of the Company and our new CEO, Mr. Liu Muzhen held 2,700,000 common shares or 55.95% shareholding of the Company. The consideration paid for the Shares was $287,000. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the transaction, Chia Yee Seah released the Company from all debts owed to him.

As of May 31, 2021, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after May 31, 2021 up through the date the Company issued the financial statements.

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

Results of Operation

For the three and six months period ended May 31, 2021 and 2020

Our cash and cash equivalents balance were $Nil and $512 as of May 31, 2021 and November 30, 2020 respectively.

Revenues and cost of revenue

The company has not generated any revenue nor incurring and cost of sale for the three and six months period ended May 31, 2021.

The company has not generated any revenue nor incurring and cost of sale for the three and six months period ended May 31, 2020.

General and administrative expenses

For the three and six months ended May 31, 2021, the company has incurred general and administrative expenses of $4,945 and $9,880, which consist of mainly financial statement review, filing and transfer agent fee.

For the three and six months ended May 31, 2020, the company has incurred general and administrative expenses of $18,275 and $24,105, which consist of mainly financial statement review, filing and transfer agent fee.

Net loss

Our net loss for the three and six months ended May 31, 2021 were $4,945 and $9,880 respectively.

Our net loss for the three and six months ended May 31, 2020 were $18,275 and $24,105 respectively.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the six months period ended May 31, 2021, the company has consumed $514 in operating activity, of which mainly consist of incurring an operating net loss and decrease in accrued expenses contra by loan from director.

For the six months period ended May 31, 2020, the company has consumed $12 in operating activity, of which mainly consist of incurring an operating net loss and decrease in accrued expenses contra by loan from director.

Cash Used in Investing Activities

The company has not consumed nor generated any cash from investing activity for the six months period ended May 31, 2021 and May 31, 2020.

Cash Provided by Financing Activities

The company has not consumed nor generated any cash from financing activity for the six months period ended May 31, 2021 and May 31, 2020.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of May 31, 2021.

Contractual Obligations

As of May 31, 2021, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) as of May 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Date: July 15, 2021

	By:	/s/ Liu Muzhen
	Name:	Liu Muzhen
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

