Form 10-Q
period 2021-08-31
Leader Hill Corp
filed 2021-10-15
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2021 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 15, 2021
Common Stock, $0.001 par value	4,825,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	August 31, 2021	November 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$512
Prepayment	$1,101	$1,101
Total current assets	$1,101	$1,613

Non-current assets
Plant and equipment, net	$776	$1,182
Total non-current assets	$776	$1,182

TOTAL ASSETS	$1,877	$2,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$22,199	$9,599
Total current liabilities	$22,199	$9,599

TOTAL LIABILITIES	$22,199	$9,599

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	$-	$-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of August 31, 2021 and November 30, 2020, respectively	$4,825	$4,825
Additional paid-in capital	$98,365	$98,870
Accumulated loss	$(122,029)	$(109,014)
Accumulated other comprehensive loss	$(1,483)	$(1,485)

TOTAL STOCKHOLDERS’ DEFICIT	$(20,322)	$(6,804)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,877	$2,795

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Nine months ended August 31,		Three months ended August 31,
	2021	2020	2021	2020
REVENUE	$-	$-	$-	$-

COST OF REVENUE	$-	$-	$-	$-

GROSS PROFIT	$-	$-	$-	$-

OTHER INCOME	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	$(13,015)	$(29,118)	$(3,135)	$(5,013)

LOSS BEFORE INCOME TAX	$(13,015)	$(29,118)	$(3,135)	$(5,013)

INCOME TAX PROVISION	$-	$-	$-	$-

NET LOSS	$(13,015)	$(29,118)	$(3,135)	$(5,013)

Other comprehensive (loss)/income:
- Foreign currency translation adjustment	$2	$1	$(1)	$13

Comprehensive loss	$(13,013)	$(29,117)	$(3,136)	$(5,000)

Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000	4,825,000	4,825,000	4,825,000

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED STATEMENTS OF SHAREHOLDERS’

EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED (DEFICIT) /PROFIT	ACCUMULATED COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS EQUITY
Balance as of November 30, 2019	4,825,000	$4,825	$32,175	$(69,005)	$(1,493)	$(33,498)
Waiver of amount due to director	-	$-	$66,695	$-	$-	$66,695
Net loss for the period	-	$-	$-	$(40,009)	$-	$(40,009)
Foreign currency translation	-	$-	$-	$-	$8	$8
Balance as of November 30, 2020	4,825,000	$4,825	$98,870	$(109,014)	$(1,485)	$(6,804)
Waiver of amount due to director	-	$-	$(505)	$-	$-	$(505)
Net loss for the period	-	$-	$-	$(13,015)	$-	$(13,015)
Foreign currency translation	-	$-	$-	$-	$2	$2
Balance as of August 31, 2021	4,825,000	$4,825	$98,365	$(122,029)	$(1,483)	$(20,322)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED (DEFICIT) /PROFIT	ACCUMULATED COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS EQUITY
Balance as of November 30, 2018	4,825,000	$4,825	$32,175	$(47,082)	$(1,629)	$(11,711)
Net loss for the period	-	$-	$-	$(21,923)	$-	$(21,923)
Foreign currency translation	-	$-	$-	$-	$136	$136
Balance as of November 30, 2019	4,825,000	$4,825	$32,175	$(69,005)	$(1,493)	$(33,498)
Net loss for the period	-	$-	$-	$(29,118)	$-	$(29,118)
Foreign currency translation	-	$-	$-	$-	$1	$1
Balance as of August 31, 2020	4,825,000	$4,825	$32,175	$(98,123)	$(1,492)	$(62,615)

See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	August 31, 2021	August 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,015)	$(29,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$406	$406
Changes in operating assets and liabilities:
Accounts receivables	$(505)	$1,477
Accrued expenses	$12,600	$(9,950)
Amount due to a director	$-	$37,167

Net cash provided by operating activities	$(514)	$(18)

Effect of exchange rate changes on cash and cash equivalents	$2	$1

Net decrease in cash and cash equivalents	$(512)	$(17)
Cash and cash equivalents, beginning of period	$512	$525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$508

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AUGUST 31, 2021 AND AUGUST 31, 2020 (UNAUDITED)

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

General and administrative expenses

For the three and nine months ended August 31, 2021, the company has incurred general and administrative expenses of $3,135 and $13,015 respectively, which consist of mainly financial statement review, filing and transfer agent fee.

For the three and nine months ended August 31, 2020, the company has incurred general and administrative expenses of $5,013 and $29,118 respectively, which consist of mainly financial statement review, filing and transfer agent fee.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of nine months or less as of the purchase date of such investments.

The company has a cash and cash equivalents of $Nil and $512 as of August 31, 2021 and November 30, 2020 respectively.

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

The company has incurred depreciation expenses of $135 and $406 for the three and nine months ended August 31, 2021 respectively.

The company has incurred depreciation expenses of $135 and $406 for the three and nine months ended August 31, 2020 respectively.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $122,029 and $109,014 as of August 31, 2021 and November 30, 2020 respectively. For the three and nine months ended August 31, 2021, the company has net loss of $3,135 and $13,015 respectively. For the three and nine months ended August 31, 2020, the company has net loss of $5,013 and $29,118 respectively.

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

4. AMOUNT DUE TO A DIRECTOR

As of August 31, 2021, and November 30, 2020, the company has no loan from sole director.

Currently, our office is provided by our director, Liu Muzhen, without charge.

Our director, Liu Muzhen, has not been compensated for the services.

5. PREPAYMENT

As of August 31, 2021, the company has a prepayment of $1,101, of which included prepaid Edgar filing fee and company renewal agent fee. As of November 30, 2020, the Company has a prepayment of $1,101, of which included prepaid Edgar filing fee and company renewal agent fee.

6. PROPERTY AND EQUIPMENT, NET

	As of	As of
	August 31, 2021	November 30, 2020
	(Unaudited)	(Audited)
Office equipment	$2,709	$2,709
	$2,709	$2,709

Less: Accumulated depreciation	$(1,933)	$(1,527)
Total	$776	$1,182

Depreciation, classified as operating expenses, was $135 and $406 for the three and nine months ended August 31, 2021 respectively.

Depreciation, classified as operating expenses, was $135 and $406 for the three and nine months ended August 31, 2020 respectively.

7. ACCRUED EXPENSES

As of August 31, 2021 and November 30, 2020, the company has an outstanding accrued expense as following:

	As of	As of
	August 31, 2021	November 30, 2020
	(Unaudited)	(Audited)
Accrued audit fee	$11,300	$9,500
Loan from Director	$7,800	$-
Accrued transfer agent fee	$99	$99
Accrued review fee	$3,000	$-
Total	$22,199	$9,599

8. CONCENTRATIONS OF RISK

Since the company has not generated any revenue nor incurring any cost of sales for the nine months ended August 31, 2021 and August 31, 2020, the company has no concentration of risk on customer or supplier.

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

As of August 31, 2021, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after August 31, 2021 up through the date the Company issued the financial statements.

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

Results of Operation

For the three and nine months period ended August 31, 2021 and 2020

Our cash and cash equivalents balance were $Nil and $512 as of August 31, 2021 and November 30, 2020 respectively.

Revenues and cost of revenue

The company has not generated any revenue nor incurring and cost of sale for the three and nine months period ended August 31, 2021.

The company has not generated any revenue nor incurring and cost of sale for the three and nine months period ended August 31, 2020.

General and administrative expenses

For the three and nine months ended August 31, 2021, the company has incurred general and administrative expenses of $3,135 and $13,015, which consist of mainly financial statement review, filing and transfer agent fee.

For the three and nine months ended August 31, 2020, the company has incurred general and administrative expenses of $5,013 and $29,118, which consist of mainly financial statement review, filing and transfer agent fee.

Net loss

Our net loss for the three and nine months ended August 31, 2021 were $3,135 and $13,015 respectively.

Our net loss for the three and nine months ended August 31, 2020 were $5,013 and $29,118 respectively.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the nine months period ended August 31, 2021, the company has consumed $514 in operating activity, of which mainly consist of incurring an operating net loss and decrease in accrued expenses contra by loan from director.

For the nine months period ended August 31, 2020, the company has consumed $18 in operating activity, of which mainly consist of incurring an operating net loss and decrease in accrued expenses contra by loan from director.

Cash Used in Investing Activities

The company has not consumed nor generated any cash from investing activity for the nine months period ended August 31, 2021 and August 31, 2020.

Cash Provided by Financing Activities

The company has not consumed nor generated any cash from financing activity for the nine months period ended August 31, 2021 and August 31, 2020.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of August 31, 2021.

Contractual Obligations

As of August 31, 2021, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) as of August 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending August 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition, or results of operations. We may become involved in material legal proceedings in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a) / 15(d)-14(a) Certification of principal executive officer and principal financial officer

32.1	Section 1350 Certification of principal executive officer and principal financial officer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEADER HILL CORPORATION
(Name of Registrant)

Date: October 15, 2021

	By:	/s/ Liu Muzhen
	Name:	Liu Muzhen
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

