Form 10-K
period 2021-11-30
Leader Hill Corp
filed 2022-03-14
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended November 30, 2021

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

(+86) 0417 3329188

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2022
Common Stock, $0.001 par value	4,825,000

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Leader Hill Corporation

FORM 10-K

For the Fiscal Year Ended November 30, 2021

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

ITEM 2. PROPERTIES

Our principal executive office is located at Room 0701, Unit 2, Building 11, Shui’an Xindu, Coastal Industrial Base, Yingkou City, Liaoning Province, 115000, China.

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

Holders

As of November 30, 2021, we had 4,825,000 shares of our Common Stock par value, $0.001 issued and outstanding. There were 34 beneficial owners of our Common Stock.

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

As of November 30, 2021, and 2020, our accumulated deficits were $142,914 and $109,014 respectively. Our stockholders’ deficit was $33,395 and $6,804 as of November 30, 2021 and 2020 respectively.

Results of Operations

Revenue

The company has not generated any revenue nor incurred any cost of sale for the year ended November 30, 2021.

The company has not generated any revenue nor incurred any cost of sale for the year ended November 30, 2020.

General and Administrative Expenses

For the year ended November 30, 2021, the Company has incurred a general and administrative expenses of $33,900, which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees and filing agent fees.

For the year ended November 30, 2020 the Company has incurred a general and administrative expenses of $40,009, which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees, filing agent fees and accrual of prepaid expenses related to website development.

Net Loss

The Company has incurred net loss of $33,900 and $40,009 for the year ended November 30, 2021 and 2020 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the year ended November 30, 2021, the company has consumed $514 in operating activity, of which mainly consist of incurring an operating net loss and decrease in accrued expenses contra by loan from director.

For the year ended November 30, 2020, the company has consumed $21 in operating activity, of which mainly consist of incurring an operating net loss and decrease in accrued expenses contra by loan from director.

Cash from Investing Activities

For the year ended November 30, 2021 and 2020, the Company has not used nor being provided with cash from investing activity.

Cash from Financing Activities

For the year ended November 30, 2021 and 2020, the Company has not used nor being provided with cash from financing activity.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of November 30, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of November 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of November 30, 2021.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at November 30, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO in 2013 and SEC guidance on conducting such assessments

Management’s Remediation Initiatives

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2022.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information regarding the officers and directors of the Company, who will continue to serve as officers and directors of the Company are provided below:

NAME	AGE	POSITION
Liu Muzhen	33	Chief Executive Officer, President, Director

Liu Muzhen - Chief Executive Officer, President, Director

Mr. Liu Muzhen (“Mr. Liu”), age 33, is currently studying a Master of Business Administration in the University of New Buckingham, while his bachelor’s degree was obtained in Capital Normal University, with major in software engineering.

From August 2012 to December 2016, Mr. Liu was a general manager of Shanghai Guangya Network Technology Company Limited (“Guangya”). Guangya had two major business streams, first one was business of network technology research and development, with its in-house Software-as-a-service as solution to its clients. The second one was sales and distribution of electronic appliances, communication tools and Audio-visual equipment. Mr. Liu was responsible to be the oversight of the whole company, business development, reporting of financial result to shareholders.

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

Mr. Liu has been appointed as a Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Chairman of Board of Directors of the Company since December 17, 2020.

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
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended November 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our most recent fiscal year end.

Summary Compensation Table
Name and principal position (a)	Year ended November 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Liu Muzhen - Chief Executive Officer, President, Director	2021	-	-	-	-	-	-	-	$-
	2020	-	-	-	-	-	-	-	$-

On December 17, 2020, Liu Muzhen was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Chairman of Board of Directors of the Company.

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

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Liu Muzhen - Chief Executive Officer, President, Director.	2,700,000	55.96%	None	N/A	55.96%

5% Shareholders
	-	-	-	-	-

* Liu Muzhen is our sole officer and director.

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

On December 17, 2020, as a result of a private transactions, 4,000,000 shares of common stock, $0.001 par value per share (the “Shares”) of Leader Hill Corporation, a Nevada corporation (the “Company”), were transferred from Chia Yee Seah to certain purchasers (collectively, the “Purchasers”). As a result, the Purchasers became the holders of approximately 82.9% of the issued and outstanding share capital of the Company and our new CEO, Mr. Liu Muzhen held 2,700,000 common shares or 55.96% shareholding of the Company. The consideration paid for the Shares was $287,000. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the transaction, Chia Yee Seah released the Company from all debts owed to him.

On December 17, 2020, Liu Muzhen was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Chairman of Board of Directors of the Company. On December 17, 2020, as a result of a private transactions, 4,000,000 shares of common stock, $0.001 par value per share (the “Shares”) of Leader Hill Corporation, a Nevada corporation (the “Company”), were transferred from Chia Yee Seah to certain purchasers (collectively, the “Purchasers”). As a result, the Purchasers became the holders of approximately 82.9% of the issued and outstanding share capital of the Company and our new CEO, Mr. Liu Muzhen held 2,700,000 common shares or 55.96% shareholding of the Company. The consideration paid for the Shares was $287,000. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the transaction, Chia Yee Seah released the Company from all debts owed to him.

As of November 30, 2021, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share (“Common Stock”). We have 4,825,000 shares of Common Stock issued and outstanding on the November 30, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended November 30, 2021 and 2020. We have engaged Audit Alliance LLP as our principal accountant since the quarter ended February 28, 2021 and before that was JP Centurion & Partners PLT since the quarter ended August 31, 2020.

ACCOUNTING FEES AND SERVICES	2021	2020

Audit fees	$18,400	$18,500
All other fees	$-	$-

Total	$18,400	$18,500

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

LEADER HILL CORPORATION
(Name of Registrant)

Date: March 14, 2022	By:	/s/ Liu Muzhen
	Title:	Chief Executive Officer, President, Director

LEADER HILL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Leader Hill Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Leader Hill Corporation (“the Company”) as of November 30, 2021, and the related statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred losses from operations, has net current liabilities, accumulated deficits and net cash used in operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

The Company has significant transactions with a related party, which are described in Note 4 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2021.

Singapore

March 14, 2022

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

Kuala Lumpur, Malaysia

Date: December 14, 2020

Item 1. Financial statements

BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF THE YEAR ENDED NOVEMBER 30, 2021 AND THE YEAR ENDED NOVEMBER 30, 2020

	As of November 30
	2021 (Audited)	2020 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$512
Prepayment	$-	$1,101
Total current assets	$-	$1,613

Non-current assets
Office equipment, net	$-	$1,182
Total non-current assets	$-	$1,182

TOTAL ASSETS	$-	$2,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Amount due to a director	$18,229	$-
Accrued expenses and other payables	$15,166	$9,599
Total current liabilities	$33,395	$9,599

TOTAL LIABILITIES	$33,395	$9,599

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	$-	$-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of November 30, 2021 and November 30, 2020, respectively	$4,825	$4,825
Additional paid-in capital	$106,177	$98,870
Accumulated other comprehensive loss	$(1,483)	$(1,485)
Accumulated deficit	$(142,914)	$(109,014)

TOTAL STOCKHOLDERS’ DEFICIT	$(33,395)	$(6,804)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$2,795

See accompanying notes to the financial statements.

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year Ended November 30
	2021 (Audited)	2020 (Audited)
REVENUE	$-	$-

COST OF REVENUE	$-	$-

GROSS PROFIT	$-	$-

OTHER INCOME	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	$(33,900)	$(40,009)

LOSS BEFORE INCOME TAX	$(33,900)	$(40,009)

INCOME TAX PROVISION	$-	$-

NET LOSS	$(33,900)	$(40,009)

Other comprehensive income:
- Foreign currency translation adjustment	$2	$8

Comprehensive loss	$(33,898)	$(40,001)

Net income/(loss) per share- Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000	4,825,000

See accompanying notes to the financial statements.

STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEAR ENDED NOVEMBER 30, 2021 AND THE YEAR ENDED NOVEMBER 30, 2020

(Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital	Accumulated DEFICIT	Accumulated comprehensive loss	Total STOCKHOLDERS’ EQUITY
Balance as of November 30, 2019	4,825,000	$4,825	$32,175	$(69,005)	$(1,493)	$(33,498)
Waiver of amount due to director	-	$-	$66,695	$-	$-	$66,695
Net loss for the year	-	$-	$-	$(40,009)	$-	$(40,009)
Foreign currency translation	-	$-	$-	$-	$8	$8
Balance as of November 30, 2020	4,825,000	$4,825	$98,870	$(109,014)	$(1,485)	$(6,804)
Additional paid in capital as forgiven by ex shareholders	-	$-	$7,307	$-	$-	$7,307
Net loss for the year	-	$-	$-	$(33,900)	$-	$(33,900)
Foreign currency translation	-	$-	$-	$-	$2	$2
Balance as of November 30, 2021	4,825,000	$4,825	$106,177	$(142,914)	$(1,483)	$(33,395)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEAR ENDED NOVEMBER 30, 2021

AND

THE YEAR ENDED NOVEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year Ended November 30
	2021 (Audited)	2020 (Audited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,900)	$(40,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$542	$542
Loss on disposal of office equipment	$640	$-
Changes in operating assets and liabilities:
Accounts receivables	$-	$1,167
Prepayment	$1,101	$(1,101)
Amount due to director	$18,229	$41,630
Other payables and accrued liabilities	$12,874	$(2,250)

Net cash used in operating activities	$(514)	$(21)

Effect of exchange rate changes on cash and cash equivalents	$2	$8

Net decrease in cash and cash equivalents	$(512)	$(13)
Cash and cash equivalents, beginning of year	$512	$525

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$512

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the financial statements.

LEADER HILL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2021

AND

THE YEAR ENDED NOVEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Leader Hill Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on August 21, 2017.

We, Leader Hill Corporation (“the Company”), are an early stage business consulting company that intends to assist start-up to mid-size companies in the East Asia region, with a focus on mainland China and Hong Kong, to operate their businesses more cost effectively through our multifaceted consulting services.

The Company’s executive office is located at Room 0701, Unit 2, Building 11, Shui’an Xindu, Coastal Industrial Base, Yingkou City, Liaoning Province, 115000, China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements for Leader Hill Corporation for the year ended November 30, 2021 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) The Company has adopted November 30 as its fiscal year end.

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

Revenue from supplies of consulting services is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership are transferred to and accepted by the customer when the services are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sales return for the period reported.

The Company derives its revenue from direct sales to individuals and business companies. Generally, the Company recognizes revenue when services are sold and accepted by the customers and there are no continuing obligations to the customer.

General and Administrative Expenses

For the year ended November 30, 2021, the Company has incurred a general and administrative expenses of $33,900, of which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees and filing agent fees.

For the year ended November 30, 2020, the Company has incurred a general and administrative expenses of $40,009, of which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees, filing agent fees and accrual of prepaid expenses related to website development.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Our cash and cash equivalents are $Nil and $512 as of November 30, 2021 and 2020, respectively.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There is no accounts receivable as of November 30, 2021 and 2020.

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

Depreciation and amortization expense, classified as operating expenses, was $542 for both the year ended November 30, 2021 and 2020, respectively.

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

As of November 30, 2021 and 2020, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net current liabilities of $33,395 and $7,986 and accumulated deficit of $142,914 and $109,014 as of November 30, 2021 and 2020 respectively. For the year ended November 30, 2021 and 2020, the Company incurred net loss of $33,900 and $40,009 and net cash used in operating activities of $514 and $21 respectively.

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

4. AMOUNT DUE TO A DIRECTOR

As of November 30, 2021, the Company has an outstanding payable to director of $18,229, which is unsecured, repayable on demand and non-interest bearing.

As of November 30, 2020, the Company has no loan from sole director.

Currently, our office is provided by our director, Mr Liu Muzhen, without charge.

Our director, Mr. Liu Muzhen, has not been compensated for the services.

5. PREPAYMENT

As of November 30, 2021, the Company has a prepayment of $Nil.

As of November 30, 2020, the Company has a prepayment of $1,101, which comprised prepaid Edgar filing fee and company renewal agent fee.

6. PROPERTY AND EQUIPMENT, NET

	As of November 30, 2021	As of November 30, 2020
Office equipment	$2,709	$2,709
Less: Loss on disposal of office equipment	$(640)	$-
Less: Accumulated depreciation	$(2,069)	$(1,527)
Office equipment, net	$-	$1,182

Depreciation, classified as operating expenses, was $542 respectively for year ended November 30, 2021 and 2020.

7. ACCRUED EXPENSES

As of November 30, 2021 and 2020, the Company has an outstanding accrued expense as following:

	As of November 30, 2021	As of November 30, 2020
Accrued audit fee	$11,000	$9,500
Accrued administrative fee	$4,166	$-
Accrued transfer agent fee	$-	$99
Total	$15,166	$9,599

8. INCOME TAXES

The loss before income taxes of the Company for the years ended November 30, 2021 and 2020 were comprised of the following:

	For the year ended November 30
	2021	2020

Loss before income taxes	$(33,900)	$(40,009)

Provision for income taxes consisted of the following:

	For the year ended November 30
	2021	2020

Current:	$-	$-

Deferred:	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the years presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of November 30, 2018 from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of November 30, 2021, the operations in the United States of America incurred $142,914 of cumulative net operating losses (NOLs) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $30,012 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of November 30, 2021 and 2020:

	As of November 30, 2021	As of November 30, 2020
Deferred tax assets:

Net operating loss carryforwards	$30,012	$22,893
Less: valuation allowance	$(30,012)	$(22,893)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $30,012 as of November 30, 2021.

9. COMMON STOCK

On December 17, 2020, as a result of a private transaction, 4,000,000 shares of common stock, $0.001 par value per share (the “Shares”) of Leader Hill Corporation, a Nevada corporation (the “Company”), were transferred from Chia Yee Seah to certain purchasers (collectively, the “Purchasers”). As a result, the Purchasers became the holders of approximately 82.9% of the issued and outstanding share capital of the Company and our new CEO, Mr. Liu Muzhen held 2,700,000 common shares or 55.96% shareholding of the Company.  The consideration paid for the Shares was $287,000. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the transaction, Chia Yee Seah released the Company from all debts owed to him.

As of November 30, 2021, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after November 30, 2021 up through the date the Company issued the financial statements.

11. SIGNIFICANT EVENT

Imposition of lockdown and other restrictive measures

Before the financial statements were made out, the Board of Directors had considered the impact of COVID-19 outbreak in China, which would have affected the financial position, performance and cash flow of the Company ended on the reporting date thereon.

The Management concluded that the impact of non-adjusting events from the COVID-19 outbreak has not significantly affected the fair value of the financial assets or liabilities and non-financial assets of the Company, including the classification of current and non-current items that were presented on the reporting date.

