Form 10-K/A
period 2021-11-30
Leader Hill Corp
filed 2022-03-21
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No: 1

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

Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Leader Hill Corporation (the “Registrant” or the “Company”) for the year ended November 30, 2021 (the “Original Form 10-K”) is to include the amendment on the cover page, regarding the check mark from “yes” to “no” whether the registrant is a shell company.

Except as otherwise provided herein, no other information included in the Original Form 10-K is amended or changed by this Amendment.

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

LEADER HILL CORPORATION
(Name of Registrant)

Date: March 21, 2022	By:	/s/ Liu Muzhen
	Title:	Chief Executive Officer, President, Director

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

