Form 10-Q
period 2022-05-31
Leader Hill Corp
filed 2022-07-15
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 31, 2022

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2022
Common Stock, $0.001 par value	4,825,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED BALANCE SHEETS

	As of
	May 31, 2022	November 30, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Prepayment	$-	$-
Total current assets	$-	$-

Non-current assets
Plant and equipment, net	$-	$-
Total non-current assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Amount due to a director	$38,545	$18,229
Accrued expenses	$9,823	$15,166
Total current liabilities	$48,368	$33,395

TOTAL LIABILITIES	$48,368	$33,395

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	$-	$-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of May 31, 2022 and November 30, 2021, respectively	$4,825	$4,825
Additional paid-in capital	$106,177	$106,177
Accumulated other comprehensive loss	$(1,483)	$(1,483)
Accumulated deficit	$(157,887)	$(142,914)

TOTAL STOCKHOLDERS’ DEFICIT	$(48,368)	$(33,395)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Six months ended May 31,		Three months ended May 31,
	2022	2021	2022	2021
REVENUE	$-	$-	$-	$-

COST OF REVENUE	$-	$-	$-	$-

GROSS PROFIT	$-	$-	$-	$-

OTHER INCOME	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	$(14,973)	$(9,880)	$(6,823)	$(4,945)

LOSS BEFORE INCOME TAX	$(14,973)	$(9,880)	$(6,823)	$(4,945)

INCOME TAX PROVISION	$-	$-	$-	$-

NET LOSS	$(14,973)	$(9,880)	$(6,823)	$(4,945)

Other comprehensive income:
- Foreign currency translation adjustment	$-	$3	$-	$3

Comprehensive loss	$(14,973)	$(9,877)	$(6,823)	$(4,942)

Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000	4,825,000	4,825,000	4,825,000

See accompanying notes to the unaudited condensed financial statements.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY AS OF MAY 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED	ACCUMULATED	TOTAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	(DEFICIT)	COMPREHENSIVE LOSS	STOCKHOLDERS EQUITY
Balance as of November 30, 2020	4,825,000	$4,825	$98,870	$(109,014)	$(1,485)	$(6,804)
Waiver of amount due to director	-	$-	$(505)	$-	$-	$(505)
Net loss for the period	-	$-	$-	$(9,880)	$-	$(9,880)
Foreign currency translation	-	$-	$-	$-	$3	$3
Balance as of May 31, 2021	4,825,000	$4,825	$98,365	$(118,894)	$(1,482)	$(17,186)

	COMMON STOCK		ADDITIONAL	ACCUMULATED	ACCUMULATED	TOTAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	(DEFICIT)	COMPREHENSIVE LOSS	STOCKHOLDERS EQUITY
Balance as of November 30, 2021	4,825,000	$4,825	$106,177	$(142,914)	$(1,483)	$(33,395)
Net loss for the period	-	$-	$-	$(14,973)	$-	$(14,973)
Foreign currency translation	-	$-	$-	$-	$-	$-
Balance as of May 31, 2022	4,825,000	$4,825	$106,177	$(157,887)	$(1,483)	$(48,368)

See accompanying notes to the unaudited condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	May 31, 2022	May 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,973)	$(9,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$-	$271
Changes in operating assets and liabilities:
Accounts receivables	$-	$(505)
Accrued expenses	$(5,343)	$9,600
Amount due to a director	$20,316	$-

Net cash used in operating activities	$-	$(514)

Effect of exchange rate changes on cash and cash equivalents	$-	$2

Net decrease in cash and cash equivalents	$-	$(512)
Cash and cash equivalents, beginning of period	$-	$512

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed financial statements.

LEADER HILL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2022 AND 2021 (UNAUDITED)

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

General and administrative expenses

For the three and six months ended May 31, 2022, the Company has incurred general and administrative expenses of $6,823 and $14,973, respectively, which consist of mainly financial statement review, filing and transfer agent fee.

For the three and six months ended May 31, 2021, the Company has incurred general and administrative expenses of $4,945 and $9,880, respectively, which consist of mainly financial statement review, filing and transfer agent fee.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company has a cash and cash equivalents of $Nil and $ Nil as of May 31, 2022 and November 30, 2021 respectively.

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

The Company has incurred depreciation expenses of $Nil for the six months ended May 31, 2022.

The Company has incurred depreciation expenses of $271 for the six months ended May 31, 2021.

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

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: receivables and amount due to a director approximate their fair values because of the short-term nature of these financial instruments.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $157,887 as of May 31, 2022. For the six months ended May 31, 2022, the Company has net loss of $14,973.

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

4. AMOUNT DUE TO A DIRECTOR

As of May 31, 2022, the Company has an outstanding payable to director of $38,545, which is unsecured and non-interest bearing.

Currently, our office is provided by our director, Mr Liu Muzhen, without charge.

Our director, Mr. Liu Muzhen, has not been compensated for the services.

5. PROPERTY AND EQUIPMENT, NET

	As of	As of
	May 31, 2022	November 30, 2021
	(Unaudited)	(Audited)
Office equipment	$-	$2,709
	$-	$2,709
Less: Loss on disposal of office equipment	$-	$(640)
Less: Accumulated depreciation	$-	$(2,069)
Total	$-	$-

Depreciation, classified as operating expenses, was $Nil for the six months ended May 31, 2022.

Depreciation, classified as operating expenses, was $271 for the six months ended May 31, 2021.

6. ACCRUED EXPENSES

As of May 31, 2022 and November 30, 2021, the Company has an outstanding accrued expense as follows:

	As of	As of
	May 31, 2022	November 30, 2021
	(Unaudited)	(Audited)
Accrued audit fee	$3,000	$11,000
Accrued administrative fee	$6,823	$4,166
Total	$9,823	$15,166

7. CONCENTRATIONS OF RISK

Since the Company has not generated any revenue nor incurred any cost of sales for the six months ended May 31, 2022 and 2021, the Company has no concentration of risk on customer or supplier.

8. COMMON STOCK

On December 17, 2020, as a result of a private transaction, 4,000,000 shares of common stock, $0.001 par value per share (the “Shares”) of the Company, were transferred from Chia Yee Seah to certain purchasers (collectively, the “Purchasers”). As a result, the Purchasers became the holders of approximately 82.9% of the issued and outstanding share capital of the Company and our new CEO, Mr. Liu Muzhen held 2,700,000 common shares or 55.96% shareholding of the Company. The consideration paid for the Shares was $287,000. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the transaction, Chia Yee Seah released the Company from all debts owed to him.

As of May 31, 2022, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after May 31, 2022 up through the date the Company issued the financial statements. There are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

On December 17, 2020, the existing director and officer resigned. Accordingly, Chia Yee Seah, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Liu Muzhen consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

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

Results of Operation

For the three and six months period ended May 31, 2022 and 2021

Our cash and cash equivalents balance were $Nil and $Nil as of May 31, 2022 and November 30, 2021 respectively.

Revenues and cost of revenue

The Company has not generated any revenue nor incurred any cost of sale for the three and six months period ended May 31, 2022.

The Company has not generated any revenue nor incurred any cost of sale for the three and six months period ended May 31, 2021.

General and administrative expenses

For the three and six months ended May 31, 2022, the Company has incurred general and administrative expenses of $6,823 and $14,973, which consist of mainly financial statement review, filing and transfer agent fee.

For the three and six months ended May 31, 2021, the Company has incurred general and administrative expenses of $4,945 and $9,880, which consist of mainly financial statement review, filing and transfer agent fee.

Net loss

Our net loss for the three and six months ended May 31, 2022 were $6,823 and $14,973 respectively.

Our net loss for the three and six months ended May 31, 2021 were $4,945 and $9,880 respectively.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the six months period ended May 31, 2022, the Company has consumed $Nil in operating activity, of which mainly consist of incurring an operating net loss and decrease in accrued expenses contra by loan from director.

For the six months period ended May 31, 2021, the Company has consumed $514 in operating activity, of which mainly consist of incurring an operating net loss contra by increased in accrued expenses.

Cash Used in Investing Activities

The Company has not consumed nor generated any cash from investing activity for the six months period ended May 31, 2022 and May 31, 2021.

Cash Provided by Financing Activities

The Company has not consumed nor generated any cash from financing activity for the six months period ended May 31, 2022 and May 31, 2021.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of May 31, 2022.

Contractual Obligations

As of May 31, 2022, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) as of May 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending May 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 15, 2022

	By:	/s/ Liu Muzhen
	Name:	Liu Muzhen
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

