Form 10-K
period 2022-11-30
Leader Hill Corp
filed 2024-03-07
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended November 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-223712

LEADER HILL CORPORATION
(Exact name of registrant issuer as specified in its charter)

Nevada	37-1867536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901, Building 5, Dachong International Center, Tonggu Road, Nanshan District,

Shenzhen City, Guangdong Province, 518000, China.

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code

(+86) 0755 27608253

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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 14, 2022
Common Stock, $0.001 par value	4,825,000

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Leader Hill Corporation

FORM 10-K

For the Fiscal Year Ended November 30, 2022

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

ITEM 2. PROPERTIES

Our principal executive office is located at 1901, Building 5, Dachong International Center, Tonggu Road, Nanshan District, Shenzhen City, GuangDong Province, 518000, China.

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

Holders

As of November 30, 2022, we had 4,825,000 shares of our Common Stock par value, $0.001 issued and outstanding. There were 19 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Vstock Transfer, LLC, with an address at 18 Lafayette Place Woodmere, NY 11598

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

Overview

Leader Hill Corporation is headquartered in Shenzhen, China and primarily operates in the industry of business consulting. At present, we start-up to mid-size companies in the East Asia region, with a focus on mainland China and Hong Kong. Our core services are divided into four categories: company formation, corporate secretarial and administration, accounting and bookkeeping, and general business consulting services.

As of November 30, 2022, and 2021 our accumulated deficits were $188,848 and $142,914 respectively. Our stockholders’ deficit was $79,329 and $33,395 as of November 30, 2022 and 2021 respectively.

Results of Operations

Revenue

The company has generated revenue of $3,000 and no cost of sale for the year ended November 30, 2022.

The company has generated no revenue and no cost of sale for the year ended November 30, 2021

General and Administrative Expenses

For the year ended November 30, 2022, the Company has incurred a general and administrative expenses of$48,934. Of which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees and filing agent fees.

For the year ended November 30, 2021 the Company has incurred a general and administrative expenses of $33,900. Of which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees and filing agent fees.

Net Loss

The Company has incurred net loss of $45,934 and $33,900 for the year ended November 30, 2022 and 2021 respectively. The net loss mainly derived from the general and administrative expenses incurred.

Liquidity and Capital Resources

Cash Used in/(Provided by) Operating Activities

For the year ended November 30, 2022, the company has gained $3,000 in operating activity, by which the company repay part of the loan from director.

For the year ended November 30, 2021, the company has consumed $514 in operating activity, of which mainly consist of incurring an operating net loss and decrease in accrued expenses contra by loan from director.

Cash Used In investing activities

For the year ended November 30, 2022 and 2021, the company has not consumed nor generated any cash from investing activity.

Cash Provided by Financing Activities

For the year ended November 30, 2022 and 2021, the company has not used nor being provided with cash from financing activity.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of November 30, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of November 30, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of November 30, 2022.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at November 30, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO in 2013 and SEC guidance on conducting such assessments

Management’s Remediation Initiatives

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

NAME	AGE	POSITION
Liu Muzhen	36	Chief Executive Officer, President, Director

Liu Muzhen - Chief Executive Officer, President, Director

Mr. Liu Muzhen (“Mr. Liu”), age 36, is currently studying a Master of Business Administration in the University of New Buckingham, while his bachelor’s degree was obtained in Capital Normal University, with major in software engineering.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended November 30, 2022.

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our most recent fiscal year end.

Summary Compensation Table
Name and principal position (a)	Year ended November 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Liu Muzhen - Chief Executive Officer, President, Director	2022	-	-	-	-	-	-	-	$-
	2021	-	-	-	-	-	-	-	$-

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

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

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

As of November 30, 2022, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share (“Common Stock”). We have 4,825,000 shares of Common Stock issued and outstanding on the November 30, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended November 30, 2022 and 2021. We have engaged JP Centurion & Partners PLT as our principal accountant since the quarter ended August 31, 2020 and before that was AUDIT ALLIANCE LLP since Feb 2020 and before that was JP Centurion & Partners PLT since 2020.

ACCOUNTING FEES AND SERVICES	2022	2021

Audit fees	$13,500	$18,400
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$13,500	$18,400

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

LEADER HILL CORPORATION
(Name of Registrant)

Date: March , 2024	By:	/s/ Liu Muzhen
	Title:	Chief Executive Officer, President, Director

LEADER HILL CORPORATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Leader Hill Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Leader Hill Corporation as of November 30, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2024

Lakewood, CO

March 4, 2024

Item 1. Financial statements

BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF THE YEAR ENDED NOVEMBER 30, 2022 AND THE YEAR ENDED NOVEMBER 30, 2021

	As of November 30
	2022 (Audited)	2021 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Prepayment	$-	$-
Total current assets	$-	$-

Non-current assets
Office equipment, net	$1,821	$-
Total non-current assets	$1,821	$-

TOTAL ASSETS	$1,821	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Amount due to a director	$70,630	$18,229
Accrued expenses and other payables	$10,520	$15,166
Total current liabilities	$81,150	$33,395

TOTAL LIABILITIES	$81,150	$33,395

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	$-	$-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of November 30, 2022 and November 30, 2021, respectively	$4,825	$4,825
Additional paid-in capital	$106,177	$106,177
Accumulated other comprehensive loss	$(1,483)	$(1,483)
Accumulated deficit	$(191,848)	$(142,914)

TOTAL STOCKHOLDERS’ DEFICIT	$(82,329)	$(33,395)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,821	$-

See accompanying notes to the financial statements.

STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED NOVEMBER 30, 2022 AND NOVEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year Ended November 30
	2022 (Audited)		2021 (Audited)
REVENUE	$		$-

COST OF REVENUE		$-	$-

GROSS PROFIT	$		$-

OTHER INCOME		$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES		$(48,934)	$(33,900)

GAIN/LOSS BEFORE INCOME TAX		$(48,934)	$(33,900)

INCOME TAX PROVISION		$-	$-

NET GAIN/LOSS		$(48,934)	$(33,900)

Other comprehensive income:
- Foreign currency translation adjustment		$-	$2

Comprehensive gain/loss		$(48,934)	$(33,898)

Net income/(loss) per share- Basic and diluted		$(0.01)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted		4,825,000	4,825,000

See accompanying notes to the financial statements.

STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEAR ENDED NOVEMBER 30, 2022 AND THE YEAR ENDED NOVEMBER 30, 2021

(Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock
	NUMBER OF Shares	Amount	Additional Paid-in Capital		Accumulated DEFICIT	Accumulated comprehensive loss	Total STOCKHOLDERS’ EQUITY
Balance as of November 30, 2020	4,825,000	$4,825		$98,870	$(109,014)	$(1,485)	$(6,804)
Additional paid in capital as forgiven by ex shareholders	-	$-		$7,307	$-	$-	$7,307
Net loss for the period	-	$-		$-	$(33,900)	$-	$(33,900)
Foreign currency translation	-	$-		$-	$-	$2	$2
Balance as of November 30, 2021	4,825,000	$4,825		$106,177	$(142,914)	$(1,483)	$(33,395)
Additional paid in capital as forgiven by ex shareholders	-	$-	$		$-	$-	$-
Net loss for the period	-	$-		$-	$(48,934)	$-	$(48,934)
Foreign currency translation	-	$-		$-	$-	$-	$-
Balance as of November 30, 2022	4,825,000	$4,825		$106,177	$(191,848)	$(1,483)	$(82,329)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEAR ENDED NOVEMBER 30, 2022

AND

THE YEAR ENDED NOVEMBER 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year Ended November 30
	2022 (Audited)		2021 (Audited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/loss		$(48,934)	$(33,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		$333	$542
Loss on disposal of office equipments		$-	$640
Changes in operating assets and liabilities:
Accounts receivables		$-	$-
Prepayment	$		$1,101
Amount due to director		$55,401	$18,229
Other payables and accrued liabilities		$(6,800)	$12,874

Net cash used in operating activities		$-	$(514)

Effect of exchange rate changes on cash and cash equivalents		$-	$2

Net decrease in cash and cash equivalents		$-	$(512)
Cash and cash equivalents, beginning of year		$-	$512

CASH AND CASH EQUIVALENTS, END OF YEAR		$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes		$-	$-
Cash paid for interest paid		$-	$-

See accompanying notes to the financial statements.

LEADER HILL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2022

AND

THE YEAR ENDED NOVEMBER 30, 2021

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

The Company’s executive office is located at 1901, Building 5, Dachong International Center, Tonggu Road, Nanshan District, Shenzhen City, GuangDong Province, 518000, China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements for Leader Hill Corporation for the year ended November 30, 2022 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) The Company has adopted November 30 as its fiscal year end.

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

General and Administrative Expenses

For the year ended November 30, 2022, the Company has incurred a general and administrative expenses of $3,080. Of which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees and filing agent fees.

For the year ended November 30, 2021, the Company has incurred a general and administrative expenses of $48,934. Of which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees and filing agent fees.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Our cash and cash equivalents are $Nil and $Nil as of November 30, 2022 and 2021, respectively.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote, there is no accounts receivable as of November 30, 2022 and 2021.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Estimated useful life
Office equipment	2 years

From September 1, 2022, the office equipment’s estimated useful life had been revised to 2 years.

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation and amortization expense, classified as operating expenses, was $333 and $542 for the year ended November 30, 2022 and 2021, respectively.

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

As of November 30, 2022 and 2021, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $188,848 and $142,914 as of November 30, 2022 and 2021 respectively. For the year ended November 30, 2022 and 2021, the Company has net loss of $45,934 and $33,900 respectively.

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

4. AMOUNT DUE TO A DIRECTOR

As of November 30, 2022 and 2021, the company has an outstanding payable to director of $70,630 and $18,229 respectively, which is unsecured and non-interest bearing with no fixed terms of repayment.

Currently, our office is provided by our director, Liu Muzhen, without charge.

Our director, Liu Muzhen, has not been compensated for the services.

5. PREPAYMENT

As of November 30, 2022 and 2021, the Company has a prepayment of $Nil and $Nil.

6. PROPERTY AND EQUIPMENT, NET

	As of November 30, 2022	As of November 30, 2021
Office equipment	$2,154		$2,709
	$2,154	$
Less: Loss on disposal of office equipment	$-		$(640)
Less: Accumulated depreciation	$(333)		$(2,069)
Office equipment, net	$1,821		$-

Depreciation, classified as operating expenses, was $333 and $542 respectively for year ended November 30, 2022 and 2021.

7. ACCRUED EXPENSES

As at November 30, 2022 and 2021, the company has an outstanding accrued expense as following:

	As of November 30, 2022	As of November 30, 2021
Accrued audit fee	$3,000	$11,000
Accrued administrative fee	$7,124	$4,166
Accrued transfer agent fee	$396	$-
Total	$10,520	$15,166

8. INCOME TAXES

The gain/loss before income taxes of the Company for the years ended November 30, 2022 and 2021 were comprised of the following:

	For the year ended November 30
	2022	2021

Gain/loss before income taxes	$(48,934)	$(33,900)

Provision for income taxes consisted of the following:

	For the year ended November 30
	2022	2021

Current:	$-	$-

Deferred:	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of November 30, 2018 from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of November, 2022, the operations in the United States of America incurred $188,848 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $39,658 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of November 30, 2022 and 2021:

	As of November 30, 2022	As of November 30, 2021
Deferred tax assets:

Net operating loss carryforwards	$39,658	$30,012
Less: valuation allowance	$(39,658)	$(30,012)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $39,658 as of November 30, 2022.

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

As of November 30, 2022, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after November 30, 2022 up through the date the Company issued the financial statements.

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

