Form 10-Q
period 2023-08-31
Leader Hill Corp
filed 2024-03-07
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2023 or

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2023
Common Stock, $0.001 par value	4,825,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	August 31, 2023	November 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Prepayment	$-	$-
Total current assets	$-	$-

Non-current assets
Plant and equipment, net	$1,002	$1,821
Total non-current assets	$1,002	$1,821

TOTAL ASSETS	$1,002	$1,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Amount due to a director	$73,630	$73,630
Accrued expenses	$11,411	$10,520
Total current liabilities	$85,041	$81,150

TOTAL LIABILITIES	$85,041	$81,150

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	$-	$-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of August 31, 2023 and November 30, 2022, respectively	$4,825	$4,825
Additional paid-in capital	$106,177	$106,177
Accumulated other comprehensive loss	$(1,483)	$(1,483)
Accumulated deficit	$(193,558)	$(188,848)

TOTAL STOCKHOLDERS’ DEFICIT	$(84,039)	$(79,329)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,002	$1,821

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended August 31,
	2023	2022
REVENUE		$	$-

COST OF REVENUE	$-		$-

GROSS PROFIT		$	$-

OTHER INCOME	$-		$-

GENERAL AND ADMINISTRATIVE EXPENSES	$(570)		$(4,524)

GAIN/LOSS BEFORE INCOME TAX	$(570)		$(4,524)

INCOME TAX PROVISION	$-		$-

NET INCOME/LOSS	$(570)		$(4,524)

Other comprehensive (loss)/income:
- Foreign currency translation adjustment	$-		$-

Comprehensive Income/loss	$(570)		$(4,524)

Net income/loss per share- Basic and diluted	0.00		(0.00)

Weighted average number of common shares outstanding – Basic and diluted	4,825,000		4,825,000

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED STATEMENTS OF SHAREHOLDERS’

EQUITY AS OF AUGUST 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED (DEFICIT) /PROFIT		ACCUMULATED COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS EQUITY
Balance as of November 30, 2021	4,825,000	$4,825	$106,177		$(142,914)	$(1,483)	$(33,395)
Additional paid in capital as forgiven by ex shareholders	-	$-		$	$-	$-	$-
Net loss for the period	-	$-	$-		$(48,934)	$-	$(48,934)
Foreign currency translation	-	$-	$-		$-	$-	$-
Balance as of November 30, 2022	4,825,000	$4,825	$106,177		$(191,848)	$(1,483)	$(82,329)
Net loss for the period	-	$-	$-		$(1,710)	$-	$(1,710)
Foreign currency translation	-	$-	$-		$-	$-	$-
Balance as of August 31, 2023	4,825,000	$4,825	$106,177		$(193,558)	$(1,483)	$(84,039)

See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended
	August 31, 2023		August 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/loss		$(570)		$(4,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		$273		$60
Changes in operating assets and liabilities:
Accounts receivables		$-	$
Accrued expenses		$297	$
Amount due to a director	$			$4,464

Net cash provided by operating activities	$		$

Effect of exchange rate changes on cash and cash equivalents		$-		$-

Net increase (decrease) in cash and cash equivalents		$-		$-
Cash and cash equivalents, beginning of period		$-		$-

CASH AND CASH EQUIVALENTS, END OF PERIOD		$-		$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes		$-		$-
Cash paid for interest paid		$-		$-

See accompanying notes to the unaudited condensed consolidated financial statements.

LEADER HILL CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2023 AND AUGUST 31, 2022 (UNAUDITED)

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

General and administrative expenses

For the three months ended August 31, 2023, the company has incurred general and administrative expenses of $570, which consist of mainly financial statement review, filing and transfer agent fee.

For the three months ended August 31, 2022, the company has incurred general and administrative expenses of $4,524, which consist of mainly financial statement review, filing and transfer agent fee.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The company has a cash and cash equivalents of $Nil and $Nil as of August 31, 2023 and August 31, 2022 respectively. The cash generated from operating activity is used to repay part of the loan from director.

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

The company has incurred depreciation expenses of $273 for the three months ended August 31, 2023 respectively.

The company has incurred depreciation expenses of $60 for the three months ended August 31, 2022 respectively.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $180,558 and $188,848 as of August 31, 2023 and November 30, 2022 respectively. For the three months ended August 31, 2023, the company has net income of $4,430. For the three months ended August 31, 2022, the company has net loss of $4,524.

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

4. AMOUNT DUE TO A DIRECTOR

As of August 31, 2023, the Company has an outstanding payable to director of $60,630, which is unsecured and non-interest bearing.

As of August 31, 2022, the Company has an outstanding payable to director of $41,564, which is unsecured and non-interest bearing.

Currently, our office is provided by our director, Mr Liu Muzhen, without charge.

Our director, Mr. Liu Muzhen, has not been compensated for the services.

5. PREPAYMENT

As of August 31, 2023 and 2022, the company has a prepayment of $Nil.

6. PROPERTY AND EQUIPMENT, NET

	As of	As of
	August 31, 2023	November 30, 2022
	(Unaudited)	(Audited)
Office equipment	$2,154	$2,154
	$2,154	$2,154
Less: Loss on disposal of office equipment	$(1,152)	$(333)
Less: Accumulated depreciation	$(1,002)	$(1,821)
Total	$-	$-

Depreciation, classified as operating expenses, was $273 for the three months ended August 31, 2023

Depreciation, classified as operating expenses, was $60 for the three months ended August 31, 2022.

7. ACCRUED EXPENSES

As of August 31, 2023 and November 30, 2022, the Company has an outstanding accrued expense as following:

	As of	As of
	August 31, 2023	November 30, 2022
	(Unaudited)	(Audited)
Accrued audit fee	$3,000	$3,000
Accrued administrative fee	$8,411	$7,520
Total	$11,411	$10,520

8. CONCENTRATIONS OF RISK

The Company has generated revenue of $5,000, not incurring any cost of sales for the three months ended August 31, 2023.

The Company has not generated revenue nor incurring any cost of sales for the three month August 31, 2022.

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

As of August 31, 2023, we have authorized capital stock consisting of 75,000,000 shares of common stock, $0.001 par value per share of which 4,825,000 shares of common stock were issued and outstanding.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after August 31, 2023 up through the date the Company issued the financial statements.

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

Results of Operation

For the three months period ended August 31, 2023 and 2022

Our cash and cash equivalents balance were $Nil and $Nil as of August 31, 2023 and 2022 respectively.

Revenues and cost of revenue

The company has generated revenue of $5,000, not incurring any cost of sales for the three months ended August 31, 2023.

The company has not generated any revenue nor incurring and cost of sale for the three months period ended August 31, 2022.

General and administrative expenses

For the three months ended August 31, 2023, the company has incurred general and administrative expenses of $570, which consist of mainly financial statement review, filing and transfer agent fee.

For the three months ended August 31, 2022, the company has incurred general and administrative expenses of $4,524, which consist of mainly financial statement review, filing and transfer agent fee.

Net income/loss

Our net income for the three months ended August 31, 2023 were $4,430.

Our net loss for the three months ended August 31, 2022 were $4,524.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the three months period ended August 31, 2023, the company has generated $5,000 in operating activity, and is used to repay part of the loan from director.

For the three months period ended August 31, 2022, the company has consumed $Nil in operating activity, of which mainly consist of incurring an operating net loss and decrease in accrued expenses contra by loan from director.

Cash Used in Investing Activities

The company has not consumed nor generated any cash from investing activity for the three months period ended August 31, 2023 and 2022.

Cash Provided by Financing Activities

The company has not consumed nor generated any cash from financing activity for the three months period ended August 31, 2023 and 2022.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of August 31, 2023.

Contractual Obligations

As of August 31, 2023, the Company has no contractual obligations involved.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) as of August 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending August 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

