Form 10-K/A
period 2022-11-30
Leader Hill Corp
filed 2024-03-13
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
Emerging growth company ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Explanatory Note

This Amendment No.1 to Quarterly Report on Form 10-K/A (this “Amended Report”) is filled with the Securities and Exchange Commission to amend the Quarterly Report on Forms 10-K for the fiscal quarter ended November 30, 2022 (the “Original 10-K”) of Leader Hill Corporation, solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101, As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filled by amendment within 30 days of the original filing date of the Original 10-K.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-K and does not update or discuss any other developments after the date of the Original 10-K. This Amended Report restates only those portions of the Original 10-K affected by the above changes.

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to:

●	The “Company,” “we,” “us,” or “our,” “Leader Hill” are references to Leader Hill Corporation., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 19,900, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

Net Loss

The Company has incurred net loss of $48,934 and $33,900 for the year ended November 30, 2022 and 2021 respectively. The net loss mainly derived from the general and administrative expenses incurred.

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

LEADER HILL CORPORATION
(Name of Registrant)

Date: March 13, 2024	By:	/s/ Liu Muzhen
	Title:	Chief Executive Officer, President, Director

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2024

Lakewood, CO

March 4, 2024

Item 1. Financial statements

BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF THE YEAR ENDED NOVEMBER 30, 2022 AND THE YEAR ENDED NOVEMBER 30, 2021

	As of November 30
	2022 (Audited)	2021 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Prepayment	$-	$-
Total current assets	$-	$-

Non-current assets
Office equipment, net	$1,821	$-
Total non-current assets	$1,821	$-

TOTAL ASSETS	$1,821	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Amount due to a director	$73,630	$18,229
Accrued expenses and other payables	$10,520	$15,166
Total current liabilities	$84,150	$33,395

TOTAL LIABILITIES	$84,150	$33,395

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	$-	$-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of November 30, 2022 and November 30, 2021, respectively	$4,825	$4,825
Additional paid-in capital	$106,177	$106,177
Accumulated other comprehensive loss	$(1,483)	$(1,483)
Accumulated deficit	$(191,848)	$(142,914)

TOTAL STOCKHOLDERS’ DEFICIT	$(82,329)	$(33,395)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,821	$-

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

For the year ended November 30, 2021, the Company has incurred a general and administrative expenses of $33,900. Of which primarily consist of legal and professional fees, transfer agent fees, audit and audit related fees and filing agent fees.

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $191,848 and $142,914 as of November 30, 2022 and 2021 respectively. For the year ended November 30, 2022 and 2021, the Company has net loss of $48,934 and $33,900 respectively.

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

