Form 10-Q/A
period 2023-02-28
Leader Hill Corp
filed 2024-03-18
CIK 1723187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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
Emerging growth company ☐

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

Explanatory Note

This Amendment No.1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filled with the Securities and Exchange Commission to amend the Quarterly Report on Forms 10-Q for the fiscal quarter ended February 28, 2023 (the “Original 10-Q”) of Leader Hill Corporation, solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101, As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filled by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	February 28, 2023	November 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Prepayment	$-	$-
Total current assets	$-	$-

Non-current assets
Plant and equipment, net	$1,548	$1,821
Total non-current assets	$1,548	$1,821

TOTAL ASSETS	$1,548	$1,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Amount due to a director	$73,630	$73,630
Accrued expenses	$10,817	$10,520
Total current liabilities	$84,447	$84,150

TOTAL LIABILITIES	$84,447	$84,150

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	$-	$-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of February 28, 2023 and November 30, 2022, respectively	$4,825	$4,825
Additional paid-in capital	$106,177	$106,177
Accumulated other comprehensive loss	$(1,483)	$(1,483)
Accumulated deficit	$(192,418)	$(191,848)

TOTAL STOCKHOLDERS’ DEFICIT	$(82,899)	$(82,329)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,548	$1,821

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	February 28, 2023		February 28, 2022
REVENUE	$		$-

COST OF REVENUE		$-	$-

GROSS PROFIT	$		$-

OTHER INCOME		$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES		$(570)	$(4,650)

GAIN/LOSS BEFORE INCOME TAX	$		$(4,650)

INCOME TAX PROVISION		$-	$-

NET INCOME/LOSS		$(570)	$(4,650)

Other comprehensive (loss)/income:
- Foreign currency translation adjustment		$-	$-

Comprehensive Income/loss		$(570)	$(4,650)

Net income/loss per share- Basic and diluted		0.00	(0.00)

Weighted average number of common shares outstanding – Basic and diluted		4,825,000	4,825,000

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED STATEMENTS OF SHAREHOLDERS’

EQUITY AS OF FEBRUARY 28, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL		ACCUMULATED (DEFICIT) /PROFIT	ACCUMULATED COMPREHENSIVE LOSS		TOTAL STOCKHOLDERS EQUITY
Balance as of November 30, 2021	4,825,000	$4,825		$106,177	$(142,914)		$(1,483)	$(33,395)
Additional paid in capital as forgiven by ex shareholders	-	$-	$		$-		$-	$-
Net loss for the period	-	$-		$-	$(48,934)	$		$(48,934)
Foreign currency translation	-	$-		$-	$-		$-	$-
Balance as of November 30, 2022	4,825,000	$4,825		$106,177	$(191,848)		$(1,483)	$(82,329)
Net loss for the period	-	$-		$-	$(570)		$-	$(570)
Foreign currency translation	-	$-		$-	$-		$-	$-
Balance as of February 28, 2023	4,825,000	$4,825		$106,177	$(192,418)		$(1,483)	$(82,899)

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $192,418 and $191,848 as of February 28, 2023 and November 30, 2022 respectively. For the three months ended February 28, 2023, the company has net loss of $570. For the three months ended February 28, 2022, the company has net loss of $4,650.

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

5. PREPAYMENT

As of February 28, 2023 and 2022, the company has a prepayment of $Nil.

6. PROPERTY AND EQUIPMENT, NET

	As of	As of
	February 28, 2023	November 30, 2022
	(Unaudited)	(Audited)
Office equipment	$2,154	$2,154
	$2,154	$2,154
Less: Loss on disposal of office equipment	$
Less: Accumulated depreciation	$(606)	$(333)
Total	$1,548	$1,821

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

Results of Operation

For the three months period ended February 28, 2023 and February 28, 2022

Our cash and cash equivalents balance were $Nil and $Nil as of February 28, 2023 and February 28, 2022 respectively.

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

Cash Provided by Financing Activities

The company has not consumed nor generated any cash from financing activity for the three months period ended February 28, 2023 and February 28, 2022.

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

Date: March 18, 2024

	By:	/s/ Liu Muzhen
	Name:	Liu Muzhen
	Title:	Chief Executive Officer, President, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

