Form 10-Q/A
period 2023-05-31
Leader Hill Corp
filed 2024-03-18
CIK 1723187

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

Explanatory Note

This Amendment No.1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filled with the Securities and Exchange Commission to amend the Quarterly Report on Forms 10-Q for the fiscal quarter ended May 31, 2023 (the “Original 10-Q”) of Leader Hill Corporation, solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101, As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filled by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	May 31, 2023	November 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Prepayment	$-	$-
Total current assets	$-	$-

Non-current assets
Plant and equipment, net	$1,275	$1,821
Total non-current assets	$1,275	$1,821

TOTAL ASSETS	$1,275	$1,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Amount due to a director	$73,630	$73,630
Accrued expenses	$11,114	$10,520
Total current liabilities	$84,744	$84,150

TOTAL LIABILITIES	$84,744	$84,150

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	$-	$-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of May 31, 2023 and November 30, 2022, respectively	$4,825	$4,825
Additional paid-in capital	$106,177	$106,177
Accumulated other comprehensive loss	$(1,483)	$(1,483)
Accumulated deficit	$(192,988)	$(191,848)

TOTAL STOCKHOLDERS’ DEFICIT	$(83,469)	$(82,329)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,275	$1,821

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	May 31, 2023		May 31, 2022
REVENUE	$		$-

COST OF REVENUE		$-	$-

GROSS PROFIT	$		$-

OTHER INCOME		$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES		$(570)	$(3,323)

GAIN/LOSS BEFORE INCOME TAX		$(570)	$(3,323)

INCOME TAX PROVISION		$-	$-

NET INCOME/LOSS		$(570)	$(3,323)

Other comprehensive (loss)/income:
- Foreign currency translation adjustment		$-	$-

Comprehensive Income/loss		$(570)	$(3,323)

Net income/loss per share- Basic and diluted		0.00	(0.00)

Weighted average number of common shares outstanding – Basic and diluted		4,825,000	4,825,000

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $192,988 and $191,848 as of May 31, 2023 and November 30, 2022 respectively. For the three months ended May 31, 2023, the company has net loss of $570. For the three months ended May 31, 2022, the company has net loss of $3,323.

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

4. AMOUNT DUE TO A DIRECTOR

As of May 31, 2023, the Company has an outstanding payable to director of $73,630, which is unsecured and non-interest bearing.

As of May 31, 2022, the Company has an outstanding payable to director of $35,045, which is unsecured and non-interest bearing.

Currently, our office is provided by our director, Mr Liu Muzhen, without charge.

Our director, Mr. Liu Muzhen, has not been compensated for the services.

5. PREPAYMENT

As of May 31, 2023 and 2022, the company has a prepayment of $Nil.

6. PROPERTY AND EQUIPMENT, NET

	As of	As of
	May 31, 2023	November 30, 2022
	(Unaudited)	(Audited)
Office equipment	$2,154	$2,154
	$
Less: Loss on disposal of office equipment	$
Less: Accumulated depreciation	$(879)	$(333)
Total	$1,275	$1,821

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

