Form 10-Q/A
period 2023-08-31
Leader Hill Corp
filed 2024-03-18
CIK 1723187

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

Explanatory Note

This Amendment No.1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filled with the Securities and Exchange Commission to amend the Quarterly Report on Forms 10-Q for the fiscal quarter ended August 31, 2023 (the “Original 10-Q”) of Leader Hill Corporation, solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101, As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filled by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

LEADER HILL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	August 31, 2023	November 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Prepayment	$-	$-
Total current assets	$-	$-

Non-current assets
Plant and equipment, net	$1,002	$1,821
Total non-current assets	$1,002	$1,821

TOTAL ASSETS	$1,002	$1,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Amount due to a director	$73,630	$73,630
Accrued expenses	$11,411	$10,520
Total current liabilities	$85,041	$84,150

TOTAL LIABILITIES	$85,041	$84,150

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	$-	$-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of August 31, 2023 and November 30, 2022, respectively	$4,825	$4,825
Additional paid-in capital	$106,177	$106,177
Accumulated other comprehensive loss	$(1,483)	$(1,483)
Accumulated deficit	$(193,558)	$(191,848)

TOTAL STOCKHOLDERS’ DEFICIT	$(84,039)	$(82,329)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,002	$1,821

See accompanying notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	August 31,2023		August 31,2022
REVENUE	$		$

COST OF REVENUE		$-		$-

GROSS PROFIT	$		$

OTHER INCOME		$-		$-

GENERAL AND ADMINISTRATIVE EXPENSES		$(570)		$(4,524)

GAIN/LOSS BEFORE INCOME TAX		$(570)		$(4,524)

INCOME TAX PROVISION		$-		$-

NET INCOME/LOSS		$(570)		$(4,524)

Other comprehensive (loss)/income:
- Foreign currency translation adjustment		$-		$-

Comprehensive Income/loss		$(570)		$(4,524)

Net income/loss per share- Basic and diluted		0.00		(0.00)

Weighted average number of common shares outstanding – Basic and diluted		4,825,000		4,825,000

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company having accumulated deficit of $193,558 and $191,848 as of August 31, 2023 and November 30, 2022 respectively. For the three months ended August 31, 2023, the company has net loss of $570. For the three months ended August 31, 2022, the company has net loss of $4,524.

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

5. PREPAYMENT

As of August 31, 2023 and 2022, the company has a prepayment of $Nil.

6. PROPERTY AND EQUIPMENT, NET

	As of	As of
	August 31, 2023	November 30, 2022
	(Unaudited)	(Audited)
Office equipment	$2,154	$2,154
	$2,154	$2,154
Less: Loss on disposal of office equipment	$
Less: Accumulated depreciation	$(1,152)	$(333)
Total	$1,002	$1,821

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

