Form 10-K/A
period 2023-11-30
Leader Hill Corp
filed 2024-04-16
CIK 1723187

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
Emerging growth company ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Explanatory Note

This Amendment No.1 to Quarterly Report on Form 10-K/A (this “Amended Report”) is filled with the Securities and Exchange Commission to amend the Quarterly Report on Forms 10-K for the fiscal quarter ended November 30, 2023 (the “Original 10-K”) of Leader Hill Corporation, solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101, As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filled by amendment within 30 days of the original filing date of the Original 10-K.

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

As of November 30, 2023, and 2022 our accumulated deficits were $194,928 and $191,848 respectively. Our stockholders’ deficit was $85,409 and $82,329 as of November 30, 2023 and 2022 respectively.

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

Net Loss

The Company has incurred net loss of $3,080 and net loss of $48,934 for the year ended November 30, 2023 and 2022 respectively. The net loss mainly derived from the general and administrative expenses incurred.

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

LEADER HILL CORPORATION
(Name of Registrant)

Date: April 16, 2024	By:	/s/ Liu Muzhen
	Title:	Chief Executive Officer, President, Director

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2024

Lakewood, CO

March 4, 2024

Item 1. Financial statements

BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF THE YEAR ENDED NOVEMBER 30, 2023 AND THE YEAR ENDED NOVEMBER 30, 2022

	As of November 30
	2023 (Audited)	2022 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Prepayment	$-	$-
Total current assets	$-	$-

Non-current assets
Office equipment, net	$729	$1,821
Total non-current assets	$729	$1,821

TOTAL ASSETS	$729	$1,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Amount due to a director	$73,630	$73,630
Accrued expenses and other payables	$12,508	$10,520
Total current liabilities	$86,138	$84,150

TOTAL LIABILITIES	$86,138	$84,150

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 0 shares authorized; None issued and outstanding	$-	$-
Common stock, $ 0.001 par value; 75,000,000 shares authorized; 4,825,000 shares issued and outstanding as of November 30, 2023 and November 30, 2022, respectively	$4,825	$4,825
Additional paid-in capital	$106,177	$106,177
Accumulated other comprehensive loss	$(1,483)	$(1,483)
Accumulated deficit	$(194,928)	$(191,848)

TOTAL STOCKHOLDERS’ DEFICIT	$(85,409)	$(82,329)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$729	$1,821

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company having accumulated deficit of $194,928 and $191,848 as of November 30, 2023 and 2022 respectively. For the year ended November 30, 2023 and 2022, the Company has net loss of $3,080 and net loss of $48,934 respectively.

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

4. AMOUNT DUE TO A DIRECTOR

As of November 30, 2023 and 2022, the company has an outstanding payable to director of $73,630 and $73,630 respectively, which is unsecured and non-interest bearing with no fixed terms of repayment.

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

